Form 10-Q
period 2022-09-30
Qomolangma Acquisition Corp.
filed 2022-11-14
CIK 1894210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-41518

Qomolangma Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-3733656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1178 Broadway, 3rd Floor New York, NY 10010
(Address of principal executive offices)

(646) 791-7587
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	QOMOU	The Nasdaq Stock Market LLC
Common Stock	QOMO	The Nasdaq Stock Market LLC
Warrants	QOMOW	The Nasdaq Stock Market LLC
Rights	QOMOR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 10, 2022, there were 6,587,623 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

QOMOLANGMA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022
TABLE OF CONTENTS

Page
Part I – Financial Information	1
Item 1. Financial Statements.	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31,2021 (Audited)	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the period from May 6, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and for the period from May 6, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from May 6, 2021 (inception) through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II – Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Signatures	22

i

Part I – Financial Information

Item 1. Financial Statements.

QOMOLANGMA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021 (Audited)
Assets:
Current asset – cash	$55,264	$154,565
Deferred offering costs	223,530	133,000
Total Assets	$278,794	$287,565

Liabilities and Stockholder’s Equity
Current Liabilities
Other payable – related party	$—	$1,500
Accrued expenses	65,000	65,000
Promissory note – related party	200,000	200,000
Total current liabilities	265,000	266,500

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.0001 par value; 16,000,000 shares authorized; 1,437,500 shares issued and outstanding (1)	144	144
Additional paid-in capital	24,856	24,856
Accumulated deficit	(11,206)	(3,935)
Total stockholders’ equity	13,794	21,065
Total Liabilities and Stockholders’ Equity	$278,794	$287,565

(1)	This number includes up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On October 4, 2022, the underwriters partially exercised the over-allotment option resulting in 68,250 shares of the total 187,500 shares of common stock were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

QOMOLANGMA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,	For the period from May 6, 2021 (inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$122	$3,635	$7,271	$3,635
Franchise tax	(5,136)	—	—	—
Net income (loss)	$5,014	$(3,635)	$(7,271)	$(3,635)

Basic and diluted weighted average shares outstanding(1)	1,250,000	1,250,000	1,250,000	1,250,000
Basic and diluted net loss per share	$0.00	(0.00)	(0.00)	(0.00)

(1)	This number excludes an aggregate of up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On October 4, 2022, the underwriters partially exercised the over-allotment option resulting in 68,250 shares of the total 187,500 shares of common stock were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

QOMOLANGMA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance – January 1, 2022	1,437,500	$144	$24,856	$(3,935)	$21,065
Net loss	—	—	—	(7,318)	(7,318)
Balance – March 31, 2022	1,437,500	144	24,856	(11,253)	13,747
Net loss	—	—	—	(4,967)	(4,967)
Balance – June 30, 2022	1,437,500	144	24,856	(16,220)	8,780
Net income	—	—	—	5,014	5,014
Balance – September 30, 2022	1,437,500	$144	$24,856	$(11,206)	$13,794

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – May 6, 2021 (Inception)	—	$—	$—	$—	$—
Net loss	—	—	—	—	—
Balance – June 30, 2021	—	—	—	—	—
Common stock issued to initial stockholders(1)	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(3,635)	(3,635)
Balance – September 30, 2021	1,437,500	$144	$24,856	$(3,635)	$21,365

(1)	This number includes up to 187,500 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On October 4, 2022, the underwriters partially exercised the over-allotment option resulting in 68,250 shares of the total 187,500 shares of common stock were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

QOMOLANGMA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the period from May 6, 2021 (inception) to September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(7,271)	$(3,635)
Net cash used in operating activities	(7,271)	(3,635)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	200,000
Proceeds from issuance of founder shares to the initial stockholders	—	25,000
Payment of offering costs	(90,530)	—
Reimbursement of formation costs paid by related party	(1,500)	—
Formation costs paid by related party	—	1,200
Net cash provided (used) by financing activities	(92,030)	226,200

Net change in cash	(99,301)	222,565
Cash, beginning of the period	154,565	—
Cash, end of the period	$55,264	$222,565
Supplemental Disclosure of Cash Flow Information:
Deferred offering costs in accrued expenses	$65,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

QOMOLANGMA ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Note 1 — Description of Organization and Business Operations

Qomolangma Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on May 6, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company intends to pursue target businesses that are strategically significant in the Asian markets and focus on businesses with a total enterprise value of between $300,000,000 and $500,000,000.

As of September 30, 2022, the Company had not commenced any operations. All activities through September 30, 2022 are related to the Company’s formation and the initial public offering (“IPO” as defined below) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Qomolangma Investments LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO became effective on September 29, 2022. On October 4, 2022, the Company consummated the IPO of 5,000,000 units at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $50,000,000. Simultaneously with the closing of the IPO, the Company sold to the Sponsor, in a private placement, 260,500 units, at $10.00 per unit (the “Private Units”), generating total gross proceeds of $2,605,000, which is described in Note 5.

The Company granted the underwriter a 45-day option to purchase up to 750,000 additional Public Units to cover over-allotments, if any. On October 4, 2022, the underwriter partially exercised the over-allotment option and purchased 273,000 Public Units at a price of $10.00 per Public Unit on October 7, 2022, generating gross proceeds of $2,730,000. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an additional 8,873 Private Units generating gross proceeds of $88,725.

A total of $53,520,950 ($10.15 per Unit) of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the private placements on October 4, 2022 and October 7, 2022, was placed in a trust account (the “Trust Account”) maintained by American Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Pursuant to Nasdaq listing rules, the Company’s initial Business Combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial Business Combination, although the Company may structure a Business Combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.15 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income tax obligations).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares of common stock voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Stockholders”) have agreed (a) to vote their Founder Shares, the shares underlying the Private Units (“Private Shares”) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until 9 months from the closing of the IPO to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate initial business combination within 9 months, the Company’s insiders or their affiliates may, but are not obligated to, extend the period of time to consummate a business combination twelve times by an additional month each time (for a total of 21 months to complete a business combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Company’s insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $166,667 ($0.033 per Public Share per month), on or prior to the date of the applicable deadline, for each extension.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares, as applicable, if the Company fails to complete a Business Combination within the Combination Period. However, if any Initial Stockholder acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

Going Concern

As of September 30, 2022, the Company had cash of $55,264 and a working capital deficit (current assets less current liabilities, excluding deferred offering costs) of $209,736. The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $200,000 (see Note 5).

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company's fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company's business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company's tax provision in future periods.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on October 14, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $55,264 and $154,565 in cash and none in cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were $223,530 and $133,000 consisting principally of underwriting, legal, accounting and other expenses incurred through September 30, 2022 and December 31, 2021, respectively, were included in the total offering costs of $4,222,030 which were charged to stockholders’ equity upon the completion of the IPO on October 4, 2022.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was nil for the nine months ended September 30, 2022.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of an aggregate of 187,500 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 5). At September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. As a result of the underwriters’ partial exercise of their over-allotment option on October 4, 2022, 68,250 shares of common stock were no longer subject to forfeiture.

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution and money market funds held in the Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Warrants

The Company accounts for warrants (Public Warrants or Private Warrants) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company determined that upon further review of the warrant agreement, management concluded that the Public Warrants and Private Warrants to be issued pursuant to the warrant agreement qualify for equity accounting treatment.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 9-month period leading up to a Business Combination.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to its IPO On October 4, 2022, the Company sold 5,000,000 Public Units at $10.00 per Public Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Public Units to cover over-allotments, if any. On October 7, 2022, the underwriter partially exercised the over-allotment option and purchased 273,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $2,730,000. Each Public Unit consists of one share of common stock (“Public Share”), one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon the consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of 30 days following the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

All of the 5,273,000 Public Shares sold as part of the Public Units in the IPO (including over-allotment units) contain a redemption feature which allows for the redemption of such Public Shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company’s redeemable common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 9-month period leading up to a Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased 260,500 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,605,000 in a private placement. Simultaneously with the closing of the over-allotment option, the Company consummated the sale of an additional 8,873 Private Units with the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $88,725. Each Private Unit consists of one share of common stock (“Private Share”), one right (“Private Right”) and one redeemable warrant (“Private Warrant”). Each Private Right will convert into one-tenth (1/10) of one share of common stock upon the consummation of a Business Combination. Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The Private Warrants will be identical to the Public Warrants except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination. The net proceeds from the Private Units were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On September 25, 2021, the Company issued 1,437,500 shares of common stock (the “Founder Shares ”) to the Initial Stockholders for an aggregate consideration of $25,000, or approximately $0.017 per share. As of September 30, 2022, there were 1,437,500 Founder Shares issued and outstanding, among which, up to 187,500 shares are subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriters’ partial exercise of their over-allotment option on October 4, 2022, 68,250 shares of the Founder Shares are no longer subject to forfeiture.

The Initial Stockholders have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares until, with respect to 50% of the Founder Shares, the earlier of six months after the consummation of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Founder Shares, until the six months after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On September 5, 2021, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes were unsecured, interest-free and due on the closing the IPO. As of September 30, 2022 and December 31, 2021, $200,000 was outstanding under the Promissory Note. The Company repaid the outstanding balance of $200,000 to the Sponsor on October 7, 2022.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The monthly fees will be ceased upon completion of an initial Business Combination or liquidation.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Units (and all underlying securities), and any shares that may be issued upon conversion of working capital loans will be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of IPO. The holders of the majority of these securities are entitled to make up to three demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which the Founder Shares are to be released from escrow. The holders of a majority of the Private Units and units issued in payment of working capital loans made to the Company can elect to exercise these registration rights at any time commencing on the date that the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted Ladenburg Thalmann, the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On October 4, 2022, the underwriters partially exercised the over-allotment option to purchase 273,000 units which was closed on October 7, 2022, generating gross proceeds to the Company of $2,730,000 (see Note 8).

The underwriters were paid a cash underwriting discount of 1.75% of the gross proceeds of the IPO, or $875,000. In addition, the underwriters are entitled to a deferred fee of 4.00% of the gross proceeds of the IPO, or $2,000,000, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Additionally, the Company has committed to issue the underwriters 75,000 shares common stock, or the representative shares, at the closing of the IPO as part of representative compensation. As of September 30, 2022, no representative shares were issued.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 16,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. At September 30, 2022, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the Initial Stockholders will own 20% of the issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any public units in the IPO and excluding the Private Shares underlying the Private Units). As a result of the underwriters’ partial exercise their over-allotment option on October 4, 2022, 68,250 Founder Shares are no longer subject to forfeiture.

Rights — Each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively covert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights.

Warrants — Each redeemable warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in this prospectus. The warrants will become exercisable on the later 30 days following the completion of an initial Business Combination and 12 months from the date of this prospectus. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the common stock issuable upon exercise of the warrants. Notwithstanding the foregoing, if a registration statement covering the issuance of the common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the closing of the Company’s initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The warrants will expire five years from the closing of the Company’s initial Business Combination at 5:00 p.m., New York City time or earlier upon redemption.

The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period;

●	if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. In such event, each holder would pay the exercise price by surrendering the whole warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Except as described above, no warrants will be exercisable and the Company will not be obligated to issue common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot assure that it will be able to do so and, if the Company does not maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and the Company will not be required to settle any such warrant exercise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the Company will not be required to net cash settle or cash settle the warrant exercise, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

The Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the Proposed Public Offering except that the Private Placement Warrants will be entitled to registration rights. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination except to permitted transferees.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 14, 2022 on which the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On October 4, 2022, the Company consummated the IPO of 5,000,000 units at an offering price of $10.00 per unit generating gross proceeds of $50,000,000. Simultaneously with the closing of the IPO, the Company sold to the Sponsor, in a private placement, 260,500 units, at $10.00 per unit generating total gross proceeds of $2,605,000

On October 7, 2022, the underwriters partially exercised the over-allotment option to purchase 273,000 Public Units at a price of $10 per unit, generating gross proceeds to the Company of $2,730,000. Concurrently with the underwriter’s exercise of such option, the Company consummated a private placement of 8,873 Private Units at a price of $10 per unit.

On October 7, 2022, the Company repaid $200,000 outstanding balance of the Promissory Note to the Sponsor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Qomolangma Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the search for an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in Delaware on May 6, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses, which we refer to herein as our “initial business combination.” Our efforts to identify a prospective target business are not limited to any particular industry or geographic region, although we intend to pursue target businesses that are strategically significant in the Asian markets and focus on businesses with a total enterprise value of between $300,000,000 and $500,000,000. We intend to utilize cash derived from the proceeds of our initial public offering (“IPO” as defined below) and the private placement of Private Units, our securities, debt or a combination of cash, securities and debt, in effecting our initial business combination.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through September 30, 2022 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months and nine months ended September 30, 2022, we had a net income of $5,014 and net loss of $7,271, respectively, all of which consisted of formation and operating costs.

For the three months ended September 30, 2021 and the period from May 6, 2021 (inception) through September 30, 2021, we had a net loss of $3,635 for both periods, all of which consisted of formation costs.

Liquidity and Capital Resources

On October 4, 2022, we completed our initial public offering (“IPO”) of 5,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $50,000,000. Each Public Unit consisted of one share of common stock, par value $0.0001, one redeemable warrant and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination. Simultaneously with the closing of the IPO, we completed the sale of 260,500 units (the “Private Units”) in a private placement, at a price of $10.00 per Private Unit, generating gross proceeds of $2,605,000. The Private Units are identical to the Public Units sold in the IPO, except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by their initial purchasers or their permitted transferees.

We granted the underwriters in the IPO a 45-day option to purchase up to 750,000 additional Public Units to cover over-allotments, if any. On October 4, 2022, the underwriters partially exercised the over-allotment option to purchase 273,000 Units (“Over-Allotment Option Units”) at $10.00 per Unit was closed on October 7, 2022 generating total gross proceeds of $2,730,000. On October 7, 2022, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private placement of an additional 8,873 Private Units generating gross proceeds of $88,725. Simultaneously with the closing of the IPO, we issued Ladenburg Thalmann & Co., Inc., the underwriter, 75,000 shares of common stock.

Following the IPO and the private placement (including the Over-Allotment Units and the Over-Allotment Private Units), a total of $53,520,950 was placed in a trust account located in the United States established for the benefit of the Company’s public stockholders (the “Trust Account”) maintained by American Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the IPO and the private placement, including the funds held in the Trust Account, in connection with our initial business combination and to pay our expenses relating thereto, including deferred underwriting discounts and commissions payable to the underwriters in the IPO in an amount equal to 4.0% of the total gross proceeds raised in the IPO upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2022, the Company had cash of $55,264 and a working capital deficit (current assets less current liabilities, excluding deferred offering costs) of $209,736. Upon the closing of IPO and the private placement (including the Over-Allotment Units and the Over-Allotment Private Units) on October 4 and October 7, 2022, we had cash of $325,199 not held in the Trust Account and a working capital of $318,254.

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Notes – Related Party

On September 5, 2021, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Notes”). The Promissory Notes were unsecured, interest-free and due on the closing the IPO. As of September 30, 2022 and December 31, 2021, $200,000 was outstanding under the Promissory Note. We repaid the outstanding balance of $200,000 to the Sponsor on October 7, 2022.

Administrative Services Agreement

We have entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month (subject to deferral as described herein) for office space, utilities, secretarial and administrative support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Underwriting Agreement

Pursuant to an underwriting agreement in connection with the IPO, we granted Ladenburg Thalmann, the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On October 4, 2022, the underwriters partially exercised the over-allotment option to purchase 273,000 units at an offering price of $10.00 per Unit for an aggregate purchase price of $2,730,000.

The underwriters were paid a cash underwriting discount of 1.75% of the gross proceeds of the IPO, or $875,000. In addition, the underwriters are entitled to a deferred fee of 4.00% of the gross proceeds of the IPO, or $2,000,000, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Additionally, we issued the underwriters 75,000 shares common stock, or the representative shares, at the closing of the IPO on October 4, 2022, as part of representative compensation.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. We made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 9-month period leading up to a Business Combination.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any re-measurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

Offering Costs

Offering costs were consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares and public rights based on the relative fair values of public shares and public rights.

Recent accounting pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in the final prospectus for our IPO as filed with the SEC on October 3, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 4, 2022, we consummated the IPO of 5,000,000 Public Units, each Public Unit consisting of one share of common stock, one redeemable warrant and one right, for $10.00 per Public Unit, generating gross proceeds of $50,000,000. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Each right entitles the holder thereof to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination. We had granted the underwriters in the IPO a 45-day option to purchase up to 750,000 additional Public Units to cover over-allotments.

Subsequently, the underwriter partially exercised the over-allotment option in full and, on October 7, 2022, purchased 273,000 Public Units at an offering price of $10.00 per Public Unit for an aggregate purchase price of $2,730,000. The securities in the IPO, including the exercise by the underwriters of the over-allotment option, were registered under the Securities Act on a registration statement on Form S-1 (No. 333-265447). The SEC declared the registration statement effective on September 29, 2022.

On October 4, 2022, simultaneously with the closing of the IPO, we sold an aggregate of 260,500 Private Units in a private placement with the Sponsor, at a price of $10.00 per Private Unit, generating gross proceeds of $2,605,000. The Private Units are identical to the units sold in the IPO, except that (a) the Private Units and underlying securities will not be transferable, assignable or salable until the consummation of our initial business combination, except to permitted transferees, and (b) the private warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) will not be redeemable by us, (ii) may be exercised by the holders on a cashless basis, and (iii) will be entitled to registration rights.

On October 7, 2022, simultaneously with the closing of the exercise of the over-allotment option, we consummated the sale of an additional aggregate of 8,873 Private Units in a private placement to the Sponsor, at a purchase price of $10.00 per Private Unit, generating gross proceeds of $88,725. The Private Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $53,520,950 of the net proceeds from the sale of the Public Units in the IPO and the private placement of the Private Units on October 4, 2022 and October 7, 2022 were deposited in a trust account established for the benefit of the Company’s public stockholders at Bank of America, N.A. maintained by American Stock Transfer & Trust Company, acting as trustee.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QOMOLANGMA ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Jonathan P. Myers
	Name:	Jonathan P. Myers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Hao Shen
	Name:	Hao Shen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)