Form 10-K
period 2022-12-31
Qomolangma Acquisition Corp.
filed 2023-04-07
CIK 1894210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41518

QOMOLANGMA Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	86-3733656
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1178 Broadway, 3rd Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 340-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	QOMOU	The Nasdaq Stock Market LLC
Common Stock	QOMO	The Nasdaq Stock Market LLC
Warrants	QOMOW	The Nasdaq Stock Market LLC
Rights	QOMOR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

At June 30, 2022, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s shares of common stock as of March 31, 2023 was 6,935,623.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Some statements contained in this report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

Item 1 Business

Qomolangma Acquisition Corp. is a blank check company incorporated in Delaware on May 6, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). We intend to focus on businesses with a total enterprise value of between $300,000,000 and $500,000,000. We will not conduct an initial business combination with any target company that conducts operations through variable interest entities, or VIEs, or that has an auditor that the Public Company Accounting Oversight Board, or PCAOB, is unable to inspect for two consecutive years beginning in 2021 at the time of our business combination.

On October 4, 2022, we consummated our initial public offering (“IPO”) consisting of 5,000,000 Units (“Public Units”). Each Unit consists of one share of our common stock, par value $0.0001 (the “Common Stock”), one redeemable warrant, which is exercisable for one share of Common Stock at a price of $11.50 per share, and one right to receive one-tenth (1/10th) of one share of Common Stock upon the consummation of our initial business combination. We granted Ladenburg Thalmann & Co. Inc. (“Ladenburg”), the representative of the underwriter, a 45-day option to purchase up to 750,0000 additional Units to cover over-allotments.

Simultaneously with the closing of the IPO, we consummated the private placement (the “Private Placement”) with Qomolangma Investments LLC, our sponsor, purchasing 260,500 units (the “Private Units”), generating total proceeds of $2,605,000. The terms of the Private Units are identical to the Public Units. Additionally, the sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement) until the completion of our initial business combination. The sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

Simultaneously with the closing, Ladenburg partially exercised its over-allotment option and the closing of the issuance and sale of the additional Public Units occurred on October 7, 2022. The total issuance by us of 273,000 Public Units (the “Over-Allotment Option Units”) at price of $10.00 per unit, generated gross proceeds of $2,730,000. On October 7, 2022, simultaneously with the sale of the Over-Allotment Option Units, we consummated the private sale of an additional 8,873 Private Units generating gross proceeds of $88,725.

A total of $53,520,950 ($10.15 per Unit) of the net proceeds from the sale of Public Units in the IPO (including the Over-Allotment Option Units) and the private placements on October 4, 2022 and October 7, 2022, was placed in a trust account maintained for the benefit of the public shareholders at American Stock Transfer & Trust Company, as a trustee. Except as set forth below, the proceeds held in the trust account will not be released until the earlier of the completion of our initial business combination and the liquidation due to our failure to complete a business combination within the applicable period of time. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders. In addition, interest income earned on the investments in the trust account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by us may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the trust account.

Business Strategy

Our efforts in identifying prospective target businesses will not be limited to a particular geographic region, although we intend to focus on businesses that have a connection to the Asian market and a total enterprise value of between $300,000,000 and $500,000,000. We believe that we will add value to these businesses primarily by providing them with access to the U.S. capital markets.

We will seek to capitalize on the strength of our management team. Our team consists of experienced professionals and senior operating executives. Collectively, our officers and directors have decades of experience in mergers and acquisitions and operating companies in Asia. We believe we will benefit from their accomplishments, and specifically their current and recent activities with companies that have a connection to the Asian market, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination.

We believe that the members of our management team and board of directors have valuable and applicable experience for sourcing and analyzing potential acquisition candidates across various industries and on an international basis based upon their professional experience. Jonathan P. Myers, our Chairman, President and Chief Executive Officer, has extensive experience in business development and corporate finance in various industries and nations. Hao Shen, our Chief Financial Officer, has extensive experience in corporate governance and strategic development. Currently he serves as an independent director and a member of the nominating and compensation committees at Renrui HR (HKG: 6919), a human resource solutions company which is publicly listed on the Hong Kong Stock Exchange. Jialuan Ma, our independent director, has over 15 years’ experience in financial management and has served as a director in several global companies, including Roche Pharma, Lenovo, Hitachi Vantara China and Schneider Electric Greater China. Yong Seog Jung, our independent director, has experience in multi-national industry investment and consulting. He has worked for Hanwha Investment & Securities, which is one of the biggest investment groups in Korea, for over 10 years. Lin Shi, our independent director, has a professional and academic background in Neurosurgery.

Investment Criteria

Our management team intends to focus on creating stockholder value by leveraging its experience in the management, operation and financing of businesses to improve the efficiency of operations while implementing strategies to scale revenue organically and/or through acquisitions. We have identified the following general criteria and guidelines, which we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see justification to do so.

●	Middle-Market Growth Business. We will primarily seek to acquire one or more growth businesses with a total enterprise value of between $300,000,000 and $500,000,000. We believe that there are a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We currently do not intend to acquire either a start-up company (a company that has not yet established commercial operations) or a company with negative cash flow.

●	Companies in Business Segments that are Strategically Significant to the Asian Markets. We will seek to acquire those businesses that are currently strategically significant in the Asian markets. Such sectors include Internet and high technology, financial technology (including technology applied in financial services or used to help companies manage the financial aspects of their business), clean energy, agriculture machinery, health care, consumer and retail, energy and resources, food processing, manufacturing and education.

●	Business with Revenue and Earnings Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Companies with Potential for Strong Free Cash Flow Generation. We will seek to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We intend to focus on one or more businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

●	Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

●	Leadership Position. We will seek to identify one or more companies that have a leadership position in their industry or a defensible niche within a target market as a result of differentiated technology or other competitive advantages.

These criteria are not intended to be exhaustive or exclusive. Any evaluation relating to the merits of a particular business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our sponsor and management team may deem relevant.

Initial Business Combination

We will have until July 4, 2023 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by such date, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to twelve times, each by an additional one month (for a total of up to July 4, 2024 to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC on the date of our final prospectus for the IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $174,009 (approximately $0.033 per public share per month), up to an aggregate of $2,088,108, or approximately $0.40 per public share (for an aggregate of 12 months), on or prior to the date of the applicable deadline, for each extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

Our sponsor may extend the time frame by the company to complete a business combination up to July 4, 2024 by depositing the required amount of funds for each monthly extension. Holders of our securities will not have to right to approve or disapprove any such monthly extension. Further, holders of our securities will not have the right to seek or obtain redemption in connection with any extension of the time frame to complete a business combination.

Any such payments from our sponsor to extend the time frame would be made in the form of a loan from our sponsor to the company. The final and definitive terms of the loan in connection with any such loans have not yet been negotiated, but any such loan would be interest free and not repaid unless and until we complete a business combination. If we complete our initial business combination, we would expect to repay such loaned amounts out of the proceeds of the trust account released to us or from funds which may be raised in any subsequent capital financing transaction which may be undertaken in connection with the completion of a business combination.

The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. If we are delisted from Nasdaq prior to completion of the business combination, the Nasdaq 80% requirement would no longer be applicable.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. The determination of whether or not to acquire less than 100% of the equity interests or assets will be dependent upon numerous factors, including satisfaction of certain objectives of the target management team or target’s stockholders, the costs of any such proposed acquisition or for other reasons, many of which we cannot determine at this time and will be contingent upon negotiations with prospective targets. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete a business combination for equity interests if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target or in the event of an assets acquisition, an acquisition which results in an operating business line, sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. In considering an asset transaction, we would acquire such assets only if we could constitute from such assets a stand-alone operating business. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of Nasdaq net assets test. If our initial business combination involves more than one target business or assets from different business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Corporate Information

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain stockholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $53,520,950 (including the Over-Allotment Option Units and the over-allotment Private Units) assuming no redemptions and after payment of $2,109,200 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our shares of common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of Our Initial Business Combination

The Nasdaq rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our stockholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. In the event that we were delisted from Nasdaq prior to completion of a business combination, we would not be subject to the Nasdaq rule requiring our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the trust account.

If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of common stock then issued and outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of shares of common stock could result in an increase in issued and outstanding shares of common stock or voting power of 5% or more; or

●	the issuance or potential issuance of shares of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or their affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our shares of common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors, advisors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors, advisors and/or their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Ability to Extend Time to Complete Business Combination

We will have until July 4, 2023 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by such date, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to twelve times, each by an additional one month (for a total of up to July 4, 2024 to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC on the date of our final prospectus for the IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $174,009 (approximately $0.033 per public share per month), up to an aggregate of $2,088,108, or approximately $0.40 per public share (for the entire 12 month period), on or prior to the date of the applicable deadline, for each extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Our sponsor may extend the time frame for us to complete a business combination by up to an additional 12 months contingent upon our sponsor timely depositing the required amount of funds for each monthly extension. Holders of our securities will not have to right to approve or disapprove any such monthly extension. Further, holders of our securities will not have the right to seek or obtain redemption in connection with any extension of the time frame.

Any such payments from our sponsor to extend the time frame would be made in the form of a loan from our sponsor. The final and definitive terms of the loan in connection with any such loans have not yet been negotiated, but any such loan would be interest free and not repaid unless and until we complete a business combination. If we complete our initial business combination, we would expect to repay such loaned amounts out of the proceeds of the trust account released to us or from funds which may be raised in any subsequent capital financing transaction which may be undertaken in connection with the completion of a business combination.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.15 per public share (subject to increase of up to an additional $0.40 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail herein). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. Stockholders will not be granted any right to redeem their securities in connection with any decision by us to extend the time frame to complete a business combination from 9 months to up to 21 months. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding shares of common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with Nasdaq rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our shares of common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and private placement shares held by them and any public shares purchased during or after the IPO in favor of our initial business combination. We expect that at the time of any stockholder vote relating to our initial business combination, our sponsor and its permitted transferees will own approximately 21.50% of our issued and outstanding shares of common stock entitled to vote thereon (assuming it does not purchase units in the IPO, and taking into account ownership of the private placement units). Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial stockholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquired public shares in the IPO or thereafter through open market purchases, it would be a public stockholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until July 4, 2023 (or up to July 4, 2024 if we extend the period of time to consummate a business combination, as described in more detail herein).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only until July 4, 2023 (or up to July 4, 2024 if we extend the period of time to consummate a business combination, as described in more detail herein) to complete our initial business combination. If we are unable to complete our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless if we fail to complete our initial business combination within the 9-month (or up to 21-month) time period.

Our sponsor may extend the time frame for us to complete a business combination by up to an additional 12 months contingent upon our sponsor timely depositing into the trust account the required amount of funds for each monthly extension. Holders of our securities will not have to right to approve or disapprove any such monthly extension. Further, holders of our securities will not have the right to seek or obtain redemption in connection with any extension of the time frame to complete a business combination.

Any such payments from our sponsor to extend the time frame would be made in the form of a loan from our sponsor. The final and definitive terms of the loan in connection with any such loans have not yet been negotiated, but any such loan would be interest free and not repaid unless and until we complete a business combination. If we complete our initial business combination, we would expect to repay such loaned amounts out of the proceeds of the trust account released to us or from funds which may be raised in any subsequent capital financing transaction which may be undertaken in connection with the completion of a business combination.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within 9 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination, as described in more detail herein). However, if our sponsor acquires public shares after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 9-month (or up to 21-month) time period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would (i) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 9 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination, as described in more detail herein) or (ii) with respect to the other provisions relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $500,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15 (subject to increase of up to an additional $0.40 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail herein). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.15. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.15 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to $500,000 from the proceeds of the IPO and the sale of the private placement units, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000).

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 4, 2023 (or up to July 4, 2024 if we extend the period of time to consummate a business combination, as described in more detail herein) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by July 4, 2023 (or up to July 4, 2024 if we extend the period of time to consummate a business combination, as described in more detail herein), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Common Stock, warrants and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, U.S. GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item. However, for a list of risk factors relating to our operations, see the section titled “Risk Factors” contained in our registration statement on Form S-1 (File No. 333-265447) filed in connection with our IPO.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our principal executive offices at 1178 Broadway, 3rd Floor, New York, NY 10010. The cost for this space is included in the $10,000 per month fee that we pay to our sponsor, Qomolangma Investments LLC. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units began to trade on The Nasdaq Stock Market LLC, or Nasdaq, under the symbol “QOMOU” on October 4, 2022. The shares of Common Stock, warrants and rights comprising the units began separate trading on Nasdaq on November 25, 2022, under the symbols “QOMO”, “QOMOW” and “QOMOR”, respectively.

Holders of Record

As of December 31, 2022, there were 6,935,623 of our shares of Common Stock issued and outstanding held by 9 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our Common Stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On September 25, 2021, we issued 1,437,500 shares of common stock or founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.0174 per share. Of the 1,437,500 founder shares that were issued and outstanding, up to 187,500 shares were subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment is not exercised in full, so that the sponsor would collectively own 20% of our issued and outstanding shares after the IPO (assuming the sponsor did not purchase any Public Units in the IPO and excluding the Private Units). As a result of the underwriters’ partial exercise of their over-allotment option on October 4, 2022, 119,250 of the founder shares were forfeited for no consideration on October 7, 2022 resulting in 1,318,250 founder shares outstanding after the forfeiture.

On October 4, 2022, simultaneously with the closing of the IPO, our sponsor purchased an aggregate of 260,500 private placement units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,605,000. Simultaneously with the closing of the over-allotment option, we issued an additional 8,873 Private Units to the sponsor at a price of $10.00 per Private Unit, generating total proceeds of $88,725. Each Private Unit consists of one private placement share, one private placement right granting the holder thereof the right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, and one private placement warrant. Each private placement warrant entitles the holder upon exercise to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as provided herein. The Private Units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

Use of Proceeds

On October 4, 2022, we consummated our IPO consisting of 5,000,000 Units (“Public Units”). Each Unit consists of one share of our common stock, par value $0.0001 (the “Common Stock”), one redeemable warrant, which is exercisable for one share of Common Stock at a price of $11.50 per share, and one right to receive one-tenth (1/10th) of one share of Common Stock upon the consummation of our initial business combination. We granted Ladenburg Thalmann & Co. Inc. (“Ladenburg”), the representative of the underwriter, a 45-day option to purchase up to 750,0000 additional Units to cover over-allotments.

Simultaneously with the closing of the IPO, we consummated the private placement (the “Private Placement”) with Qomolangma Investments LLC, our sponsor, purchasing 260,500 units (the “Private Units”), generating total proceeds of $2,605,000. The terms of the Private Units are identical to the Public Units. Additionally, the sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the registration statement) until the completion of our initial business combination. The sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

Simultaneously with the closing, Ladenburg partially exercised its over-allotment option and the closing of the issuance and sale of the Over-Allotment Option Units occurred on October 7, 2022. The total issuance by us of 273,000 Over-Allotment Option Units at price of $10.00 per unit, generated gross proceeds of $2,730,000. On October 7, 2022, simultaneously with the sale of the Over-Allotment Option Units, we consummated the private sale of an additional 8,873 Private Units generating gross proceeds of $88,725.

A total of $53,520,950 ($10.15 per Unit) of the net proceeds from the sale of Public Units in the IPO (including the Over-Allotment Option Units) and the private placements on October 4, 2022 and October 7, 2022, was placed in a trust account maintained for the benefit of the public shareholders at American Stock Transfer & Trust Company, as a trustee. Except as set forth below, the proceeds held in the trust account will not be released until the earlier of the completion of our initial business combination and the liquidation due to our failure to complete a business combination within the applicable period of time. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders. In addition, interest income earned on the investments in the trust account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by us may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the trust account.

We paid a total of $922,775 in underwriting discounts and commissions (not including the 4.00% deferred underwriting commission payable at the consummation of business combination) and $540,530 for other costs and expenses related to the IPO.

For a description of the use of the proceeds generated in our IPO, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the search for an initial business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings with the SEC can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through December 31, 2022 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in the trust account after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2022, we had a net income of $134,851, which consists of loss of approximately $220,601 derived from general and administrative expenses of approximately $174,673, franchise tax expense of $45,928, income tax expense of $46,115, and deferred income tax expense of $36,164, offset by interest earned on investments held in the trust account of approximately $265,522.

For the year ended December 31, 2022, there was $351,050 of cash used in operating activities.

For the period from May 6, 2021 (inception) through December 31, 2021, we had a net loss of $3,935, all of which consisted of formation costs.

Liquidity, Capital Resources and Going Concern

On October 4, 2022, we completed our IPO of 5,000,000 units (the “Public Units”), at $10.00 per Public Unit, generating gross proceeds of $50,000,000. Each Public Unit consisted of one share of common stock, par value $0.0001, one redeemable warrant and one right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination. Simultaneously with the closing of the IPO, we completed the sale of 260,500 units (the “Private Units”) in a private placement, at a price of $10.00 per Private Unit, generating gross proceeds of $2,605,000.

We granted the underwriters in the IPO a 45-day option to purchase up to 750,000 additional Public Units to cover over-allotments, if any. On October 4, 2022, the underwriters partially exercised the over-allotment option to purchase 273,000 Over-Allotment Option Units at $10.00 per Unit, which closed on October 7, 2022 generating total gross proceeds of $2,730,000. On October 7, 2022, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private placement of an additional 8,873 Private Units generating gross proceeds of $88,725. Simultaneously with the closing of the IPO, we issued Ladenburg Thalmann & Co., Inc., the underwriter, 75,000 shares of common stock.

Following the IPO and the private placement (including the Over-Allotment Option Units and the Over-Allotment Private Units), a total of $53,520,950 was placed in a trust account located in the United States established for the benefit of the Company’s public stockholders (the “Trust Account”) maintained by American Stock Transfer & Trust Company as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations.

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

As of December 31, 2022, the Company had $196,510 of cash held outside its trust account and a working capital of $152,362 (excluding income tax and franchise tax payable). On March 22, 2023, the Sponsor loaned the Company $200,000, to be used, in part, for transaction costs related to the Business Combination. The Company has until July 4, 2023 (or up to July 4, 2024 if the time to complete a business combination is extended as described herein) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Administrative Services Agreement

We have entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month (subject to deferral as described herein) for office space, utilities, secretarial and administrative support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of the founder shares, private placement units, and units that may be issued on conversion of working capital loans (and any securities underlying the private placement units and the working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Pursuant to an underwriting agreement in connection with the IPO, we granted Ladenburg Thalmann, the representative of the underwriters, a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On October 4, 2022, the underwriters partially exercised the over-allotment option to purchase 273,000 units at an offering price of $10.00 per Unit for an aggregate purchase price of $2,730,000.

The underwriters were paid a cash underwriting discount of 1.75% of the gross proceeds of the IPO, or $922,775. In addition, the underwriters are entitled to a deferred fee of 4.00% of the gross proceeds of the IPO, or $2,109,200, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets. We made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in accumulated deficit over an expected 9-month period leading up to a Business Combination.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Consequently, the Company accounts for warrants as equity-classified instruments.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Offering Costs

Offering costs were consisting principally of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. The Company allocates offering costs between public shares, public warrants and public rights based on the relative fair values of public shares, public warrants and public rights.

Recent accounting pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Based on information provided by Friedman LLP (“Friedman”), our independent registered public accounting firm, effective September 1, 2022, Friedman combined with Marcum LLP (“Marcum”) and continued to operate as an independent registered public accounting firm. Friedman continued to serve as our independent registered public accounting firm through October 19, 2022. On October 18, 2022, the Audit Committee of the Board of Directors of the company dismissed Friedman and engaged Marcum to serve as our independent registered public accounting firm for the year ended December 31, 2022. The services previously provided by Friedman are now provided by Marcum.

Friedman’s reports on the company’s financial statements for the period from May 6, 2021 (inception) through December 31, 2021 (the “Audit Report”) did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Audit Report contained an uncertainty about the company’s ability to continue as a going concern.

During the period from May 6, 2021 (inception) through December 31, 2021, and the subsequent interim period through October 19, 2022, there were no disagreements with Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman, would have caused Friedman to make reference to the subject matter of the disagreements in connection with its reports on the company’s financial statements for such years. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

On October 19, 2022, we engaged Marcum as our independent registered public accounting firm for the fiscal year ending December 31, 2022, effective immediately. During the period from May 6, 2021 (inception) through October 19, 2022, neither the company nor anyone on its behalf consulted with Marcum regarding (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the company’s financial statements, and neither a written report nor oral advice was provided to the company that Marcum concluded was an important factor considered by the company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

 Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors and executive officers.

Name	Age[1]	Position
Jonathan P. Myers	59	Chairman, President and Chief Executive Officer
Hao Shen	51	Chief Financial Officer and Director
Jialuan Ma	49	Director
Yong Seog Jung	58	Director
Lin Shi	40	Director

Below is a summary of the business experience of each of our executive officers and directors:

Jonathan P. Myers has been Chairman of our Board of Directors and our President and Chief Executive Officer since August 2021. He has served as a partner with responsibility for cross border corporate development and transactions at Ventac Partners, which focuses on ventures in life sciences, since 2008. From May 2001 to March 2006, he served as director of business development at Pain Therapeutics, Inc., which later was renamed Cassava Sciences. Mr. Myers received his MBA from Rotterdam School of Management Erasmus University in 1994. We believe Mr. Myers is well qualified to serve on our board of directors because of his extensive experience in business development and corporate finance in various industries and nations.

Hao Shen has been our Chief Financial Officer and a member of our Board of Directors since August 2021. He has served as an independent director at NCH Huayang since August 2013. His responsibilities cover corporate governance and strategic development. In addition, he also has served as the founder and managing director of Shanghai Zhaohui Network Technology Co., Ltd since December 2014 and an independent director and member of the nomination and compensation committees at Renrui HR (HKG: 6919) since December 2019. From November 2010 to July 2013, he served as the managing director at H&Q Asia Pacific Investment. Mr. Shen received his B.A. degree from Gustavus Adolphus College in 1995 and Master of Education from Harvard University in 1997. We believe Mr. Shen is well qualified to serve on our board of directors because of his extensive operational, management and financial experience, as well as his contacts and relationships.

Jialuan Ma has served as an independent director on our Board of Directors since August 2021. Ms. Ma has extensive experience relating to financial management and as a director. She is also a certified investment management analyst, since 1998. She served as the financial director for Roche Pharma China in Shanghai from August 2019 to April 2021. From December 2017 to August 2018, she served as global financial director for Lenovo. From November 2014 to November 2017, she served as finance director of mainland China and Taiwan at Hitachi Vantara China. From September 2013 to March 2014, she served as central FP&A controller for Schneider Electric Greater China. She received her undergraduate degree in English and Economics from Shanghai Jiao Tong University in 1991, an MBA from Richmond Business School in 1998 and a Master of Science from City University of Hong Kong in 2013. We believe Ms. Ma is well qualified to serve on our board of directors because of her extensive financial and management experience, as well as her contacts and relationships.

Yong Seog Jung has served as an independent director on our Board of Directors since August 2021. Mr. Jung has an extensive multi-national investment and consulting background. He has served as the chief executive officer of Hochang Business Consulting Co., Ltd since March 2017. From January 2014 to January 2017, he served as vice general manager and head of the Korea department at Shanghai Choki International. From January 2011 to December 2013, he served as the chief representative of the Shanghai office of Hanwha Investment & Securities Co., Ltd, one of the biggest investment groups in Korea. From July 2010 to December 2010, he served as the chief executive officer of Hanwha (Shanghai) Investment & Consulting Co, Ltd. From July 2004 to July 2010, he served as the general manager of Hanwha Investment Securities Co. Mr. Jung received a B.A. degree in Business Administration from Feng Chia University in 1990. We believe Mr. Jung is well qualified to serve on our board of directors because of his extensive experience in multi-national investments and consulting, as well as his contacts and relationships.

[1]	Confirm the age of each director and officer.

Lin Shi has served as an independent director on our Board of Directors since August 2021. He has a professional and academic background in neurosurgery. He has served as associate senior neurosurgeon in the department of neurosurgery at Beijing Tiantan Hospital since December 2019. From December 2017 to November 2019, he served as attending neurosurgeon in the department of neurosurgery at Beijing Tiantan Hospital. From December 2017 to December 2018, he was a visiting scholar at Stanford University’s Center for Neurological Disorders and Neuroscience. Mr. Shi received his Ph.D. in Neurosurgery from Capital Medical University in 2015, an M.D. of Clinical Medicine from Harbin Medical University in 2009 and an M.M. in Clinical Medicine from Harbin Medical University in 2009. We believe Mr. Shi is well qualified to serve on our board of directors because of his extensive professional and academic experience in neurosurgery.

Number, Terms of Office and Election of Officers and Directors

Our Board of Directors consists of five (5) members. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board has determined that each of Messrs. Yong Seog Jung, Lin Shi and Ms. Jialuan Ma are independent directors under applicable SEC and Nasdaq rules. Following the completion of our initial public offering, our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Each committee operates under a charter that has been approved by our board and will have the composition and responsibilities described below. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. The members of our audit committee are Messrs. Yong Seog Jung, Lin Shi and Jialuan Ma, each of whom is an independent director under Nasdaq listing rules. Jialuan Ma serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our Board of Directors has determined that Jialuan Ma qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Messrs. Yong Seog Jung, Lin Shi and Jialuan Ma, each of whom is an independent director under Nasdaq listing rules. Jialuan Ma serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Messrs. Yong Seog Jung, Lin Shi and Jialuan Ma, each of whom is an independent director under Nasdaq listing rules. Jialuan Ma serves as chairman of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or Board of Directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our form of Code of Ethics and our audit committee, Compensation Committee and nominating Committee Charters as exhibits to this report. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Delaware law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated certificate of incorporation provides that, subject to his or her fiduciary duties under Delaware law, we renounce our interest in any corporate opportunity offered to any officer or director unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares, private placement shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares and private placement shares if we fail to consummate our initial business combination within 9 months from the closing of the IPO (or up to 21 months from the closing of the IPO if we extend the period of time to consummate a business combination, as described in more detail herein). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units and underlying securities will be worthless. With certain limited exceptions, 50% of the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement units and underlying securities will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own shares of common stock, rights and warrants following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Name of Individual	Entity	Entity’s Business	Affiliation
Jonathan P. Myers	Ventac Partners	Consulting	Partner
Hao Shen	NCH Huayang	Industry Solutions	Director
	Shanghai Zhaohui Network Technology Co., Ltd	IT Solutions	Founder & Managing Director
	Renrui HR	HR Solutions	Director
Jialuan Ma	—	—	—
Yong Seog Jung	Hochang Business Consulting Co., Ltd	Consulting	CEO
Lin Shi	Beijing Tiantan Hospital	Medical Hospital	Associate Senior Neurosurgeon

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Delaware law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination, because the specific focuses of a majority of these entities differ from our focus and the type or size of the transaction that such companies would most likely consider are of a size and nature substantially different than what we are targeting.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and private placement shares held by them (and their permitted transferees will agree) and any public shares purchased during or after our initial public offering in favor of our initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our shares of Common Stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we are not aware of any late Section 16(a) filings by our executive officers, directors and greater than 10% beneficial owners during the year ended December 31, 2022, except for one late Form 3 report filed by each of Jonathan P. Myers, Hao Shen, Jialuan Ma, Lin Shi, Yong Seog Jung, Guojian Zhang and Qomolangma Investments LLC.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us and no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and Audit Committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 31, 2023 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2023, we had 6,935,623 shares of Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of Common Stock issuable upon exercise of the Warrants or the Rights, as the Warrants and the Rights are not convertible within 60 days of March 31, 2023.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares of Common Stock
Qomolangma Investments LLC(2)	1,410,500	21.50%
Jonathan Myers	20,000	*	%
Hao Shen	15,000	*	%
Jialuan Ma	15,000	*	%
Yong Seog Jung	12,500	*	%
Lin Shi	12,500	*	%
All directors and officers as a group (5 individuals)	75,000	1.14%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each of the individuals is 1178 Broadway, 3rd Floor, New York, NY 10001.
(2)	Our sponsor is the record holder of such shares. The address for our sponsor is 1178 Broadway, 3rd Floor, New York, NY 10001. Guojian Zhang exercises voting and investment control over the securities held by our sponsor. Mr. Zhang is a resident of China.

Transfers of Founder Shares and Private Placement Units

The founder shares, private placement units and any underlying securities are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement with us entered into by our sponsor. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of (A) 50% of the founder shares, until the earlier of (x) six months after the date of the consummation of our initial business combination or (z) the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (B) the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement units and the underlying securities, until 30 days after the completion of our initial business combination, except in each case (a) to our sponsor’s officers or directors, any affiliates or family members of our sponsor or any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) in the event of our liquidation prior to our completion of our initial business combination; or (f) by virtue of the laws of the State of Delaware or our sponsor’s organizational or governing documents upon dissolution of our sponsor; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions described elsewhere in this report).

Registration Rights

The holders of the founder shares, private placement units, and units that may be issued on conversion of working capital loans (and any securities underlying the private placement units and the working capital loans) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the IPO requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Item 13. Certain Relationships and Related Party Transactions

On September 25, 2021, we issued 1,437,500 shares of common stock or founder shares to our sponsor for an aggregate purchase price of $25,000, or approximately $0.0174 per share. Of the 1,437,500 founder shares that were issued and outstanding, up to 187,500 shares were subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment is not exercised in full, so that the sponsor would collectively own 20% of our issued and outstanding shares after the IPO (assuming the sponsor did not purchase any Public Units in the IPO and excluding the Private Units). As a result of the underwriters’ partial exercise of their over-allotment option on October 4, 2022, 119,250 founder shares were forfeited for no consideration on October 7, 2022 resulting in 1,318,250 founder shares outstanding after the forfeiture.

On October 4, 2022, simultaneously with the closing of the IPO, our sponsor purchased an aggregate of 260,500 private placement units at a price of $10.00 per Private Unit for an aggregate purchase price of $2,605,000. Simultaneously with the closing of the over-allotment option, we issued an additional 8,873 Private Units to the sponsor at a price of $10.00 per Private Unit, generating total proceeds of $88,725. Each Private Unit consists of one private placement share, one private placement right granting the holder thereof the right to receive one-tenth (1/10) of a share of common stock upon the consummation of an initial business combination, and one private placement warrant. Each private placement warrant entitles the holder upon exercise to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as provided herein. The Private Units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Delaware law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We entered into an Administrative Services Agreement with our sponsor, pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 21 months, our sponsor will be paid a total of $210,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On September 5, 2021, our sponsor agreed to loan us up to $200,000 to be used for a portion of the expenses of the IPO. As of September 30, 2022, $200,000 was outstanding under the promissory note with our sponsor. We repaid the outstanding balance of $200,000 to our sponsor on October 7, 2022.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 165,000 shares of common stock if $1,500,000 of notes were so converted (including 15,000 shares upon the closing of our initial business combination in respect of 150,000 rights included in such units), as well as 150,000 warrants to purchase 150,000 shares) at the option of the lender. The units would be identical to the private placement units issued to our sponsor. The terms of such loans by our sponsor, affiliate of our sponsor, or certain of our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement units and units issued upon conversion of working capital loans (if any), and the securities underlying the private placement units and the working capital loans (if any).

Related Party Policy

Our code of ethics requires us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the audit committee). Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving us.

Our audit committee, pursuant to a written charter, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) and Friedman LLP (“Friedman”), prior to the acquisition of certain assets of Friedman by Marcum effective September 1, 2022, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman and Marcum in connection with regulatory filings. The aggregate fees billed by Friedman and Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the period from May 6, 2021 (inception) through December 31, 2021 totaled $87,750 and $25,000, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings and professional services rendered in connection with the IPO.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and for the period from May 6, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Friedman or Marcum for tax return services, planning and tax advice for the year ended December 31, 2022 and for the period from May 6, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Friedman or Marcum for other services for the year ended December 31, 2022 and for the period from May 6, 2021 (inception) through December 31, 2022.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our IPO. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our board of directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Form of Underwriting Agreement between Registrant and Ladenburg Thalmann & Co., Inc. (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
3.2	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).

Exhibit No.	Description
4.3	Specimen Warrant Certificate(incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.6	Form of Rights Agreement between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.7*	Description of Registrant’s Securities.
5.1	Opinion of Kramer Levin Naftalis & Frankel LLP, counsel to the Registrant (incorporated by reference to Exhibit 5.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.1	Promissory Note, dated as of September 5, 2021 issued to Qomolangma Investments LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.2	Form of Letter Agreement among the Registrant, and its officers, directors and Qomolangma Investments LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.3	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.4	Form of Registration Rights Agreement between the Registrant and certain security holders (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.5	Subscription Agreement, dated September 25, 2021 between the Registrant and Qomolangma Investments LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.6	Subscription Agreement, dated September 25, 2021 between the Registrant and Jonathan Myers (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.7	Subscription Agreement, dated September 25, 2021 between the Registrant and Hao Shen (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.8	Subscription Agreement, dated September 25, 2021 between the Registrant and Jialuan Ma (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.9	Subscription Agreement, dated September 25, 2021 between the Registrant and Yong Seog Jung (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.10	Subscription Agreement, dated September 25, 2021 between the Registrant and Lin Shi (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.11	Private Placement Units Purchase Agreement between the Registrant and Qomolangma Investments LLC (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).

Exhibit No.	Description
10.12	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.13	Form of Administrative Services Agreement, by and between the Registrant and Qomolangma Investments LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
23.1	Consent of Friedman LLP (incorporated by reference to Exhibit 23.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
23.2	Consent of Kramer Levin Naftalis & Frankel LLP (included on Exhibit 5.1) (incorporated by reference to Exhibit 23.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Qomolangma Acquisition Corp.

	By:	/s/ Jonathan P. Myers
	Name:	Jonathan P. Myers
	Title:	Chief Executive Officer

Dated: April 7, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan P. Myers
Jonathan P. Myers	Chief Executive Officer, President and Director	April 7, 2023
(Principal Executive Officer)

/s/ Hao Shen
Hao Shen	Chief Financial Officer	April 7, 2023
(Principal Accounting and Financial Officer)

/s/ Jialuan Ma
Jialuan Ma	Director	April 7, 2023

/s/ Yong Seog Jung
Yong Seog Jung	Director	April 7, 2023

/s/ Lin Shi
Lin Shi	Director	April 7, 2023

QOMOLANGMA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Qomolangma Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Qomolangma Acquisition Corp. (the “Company”) as of December 31, 2022, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency and needs to raise additional funds to meet its obligations and sustain its operations. If the Company does not complete a business combination by July 4, 2023 (or July 4, 2024, if the Company extends the period of time to complete a business combination), it will be required to cease all operations, except for the purpose of winding up. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Costa Mesa, CA
April 7, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Qomolangma Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Qomolangma Acquisition Corp. (the “Company”) as of December 31, 2021 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 6, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the period from May 6, 2021 (inception date) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, its business plan is dependent on the completion of a financing and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

Friedman LLP

We served as the Company’s auditor from 2021 through 2022.

New York, NY

March 22, 2022

QOMOLANGMA ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$196,510	$154,565
Prepaid expenses	235,476	—
Total Current Assets	431,986	154,565

Deferred offering costs	—	133,000
Investments held in Trust Account	53,958,681	—
Total Assets	$54,390,667	$287,565

Liabilities, Temporary Equity, and Stockholders’ Equity
Current Liabilities
Accrued expenses	$124,599	$65,000
Franchise tax payable	45,428	—
Income tax payable	46,115	—
Due to related party	—	1,500
Promissory note - related party	155,025	200,000
Total Current Liabilities	371,167	266,500

Deferred tax liability	36,164	—
Deferred underwriting fee payable	2,109,200	—
Total Liabilities	2,516,531	266,500

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 16,000,000 shares authorized; 5,273,000 shares issued and outstanding at redemption value	46,828,833	—

Stockholders’ Equity
Common stock, $0.0001 par value; 16,000,000 shares authorized; 1,662,623 (excluding 5,273,000 shares subject to possible redemption) and 1,437,500 shares issued and outstanding at December 31, 2022 and December 31, 2021[1], respectively	166	144
Additional paid-in capital	4,914,221	24,856
Retained earnings (Accumulated deficit)	130,916	(3,935)
Total Stockholders’ Equity	5,045,303	21,065
Total Liabilities, Temporary Equity, and Stockholders’ Equity	$54,390,667	$287,565

[1]	Includes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On October 4, 2022, the underwriters partially exercised the over-allotment option resulting in forfeiture of 119,250 shares of common stock.

The accompanying notes are an integral part of these financial statements.

QOMOLANGMA ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31,	For the period from May 6, 2021 (inception) through December 31,
	2022	2021

General and administrative expenses	$174,673	$3,935
Franchise tax expenses	45,928	—
Loss from operations	(220,601)	(3,935)

Interest earned on investments held in Trust Account	437,731	—
Income (loss) before income taxes	217,130	(3,935)

Income taxes provision	(82,279)	—
Net income (loss)	$134,851	$(3,935)

Basic and diluted weighted average shares outstanding, redeemable common stock	1,269,055	—

Basic and diluted net income per share, redeemable common stock	1.46	—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,401,204	1,250,000 (1)

Basic and diluted net loss per share, non-redeemable common stock	$(1.23)	$(0.00)

[1]	Excludes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On October 4, 2022, the underwriters partially exercised the over-allotment option resulting in forfeiture of 119,250 shares of common stock.

The accompanying notes are an integral part of these financial statements.

QOMOLANGMA ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the year ended December 31, 2022

	Common stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2022	1,437,500	$144	$24,856	$(3,935)	$21,065

Sale of public units in initial public offering	5,273,000	527	52,729,473	—	52,730,000

Sale of private placement units	269,373	27	2,693,698	—	2,693,725

Forfeiture of founder shares	(119,250)	(12)	12	—	—

Issuance of representative shares	75,000	7	673,493	—	673,500

Underwriter commissions	—	—	(3,031,975)	—	(3,031,975)

Offering costs	—	—	(1,347,030)	—	(1,347,030)

Reclassification of common stock subject to redemption	(5,273,000)	(527)	(43,418,666)	—	(43,419,193)

Accretion of common stock to redemption value	—	—	(3,409,640)	—	(3,409,640)

Net income	—	—	—	134,851	134,851
Balance as of December 31, 2022	1,662,623	$166	$4,914,221	$130,916	$5,045,303

For the period from May 6, 2021 (inception) through December 31, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of May 6, 2021 (inception)	—	$—	$—	$—	$—

Issuance of founder shares[1]	1,437,500	144	24,856	—	25,000

Net loss	—	—	—	(3,935)	(3,935)
Balance as of December 31, 2021	1,437,500	$144	$24,856	$(3,935)	$21,065

[1]	Includes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On October 4, 2022, the underwriters partially exercised the over-allotment option resulting in forfeiture of 119,250 shares of common stock.

The accompanying notes are an integral part of these financial statements.

QOMOLANGMA ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the period from May 6, 2021 (inception) through December 31, 2021
Cash flows from operating activities:
Net income (loss)	$134,851	$(3,935)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investments held in Trust Account	(437,731)	—
Deferred tax	36,164	—
Changes in current assets and current liabilities:
Prepaid expenses	(235,476)	—
Accrued expenses	59,599	—
Franchise tax payable	45,428	—
Income tax payable	46,115	—
Net cash used in operating activities	(351,050)	(3,935)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(53,520,950)	—
Net cash used in investing activities	(53,520,950)	—

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares to the initial stockholders	—	25,000
Proceeds from sale of public units through public offering	52,730,000	—
Proceeds from sale of private placement units	2,693,725	—
Advance from related party	—	1,500
Proceeds from issuance of promissory note to related party	153,525	200,000
Repayment of promissory note to related party	(200,000)	—
Payment of underwriters’ commissions	(922,775)	—
Payment of deferred offering costs	(540,530)	(68,000)
Net cash provided by financing activities	53,913,945	158,500

Net change in cash	41,945	154,565
Cash, beginning of the period	154,565	—
Cash, end of the period	$196,510	$154,565
Supplemental Disclosure of Non-cash Investing and Financing Activities
Initial classification of common stock subject to redemption	$43,419,193	$—
Deferred underwriting fee payable	$2,109,200	$—
Accretion of Common stock to redemption value	$3,409,640	$—
Public offering costs included in accrued expenses	$—	$65,000
Interest paid	$—	$—
Income tax paid	$—	$—

The accompanying notes are an integral part of these financial statements.

QOMOLANGMA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activities through December 31, 2022 are related to the Company’s formation and the proposed initial public offering (“IPO” as defined below) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Qomolangma Investments LLC (the “Sponsor”), a Delaware limited liability company.

The registration statement for the Company’s IPO became effective on September 29, 2022. On October 4, 2022, the Company consummated the IPO of 5,000,000 units at an offering price of $10.00 per unit (the “Public Units’), generating gross proceeds of $50,000,000. Simultaneously with the closing of the IPO, the Company sold to the Sponsor, in a private placement, 260,500 units, at $10.00 per unit (the “Private Units”), generating total gross proceeds of $2,605,000.

Transaction costs from the IPO amounted to $4,222,030, consisting of $875,000 of underwriting fees, $2,000,000 of deferred underwriting fees (payable only upon completion of a Business Combination) and $1,347,030 of other offering costs.

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

A total of $53,520,950 ($10.15 per Unit) of the net proceeds from the sale of Units in the IPO (including the Over-Allotment Option Units) and the private placements on October 4, 2022 and October 7, 2022, was placed in a trust account (the “Trust Account”) maintained by American Stock Transfer & Trust Company as a trustee and are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations. These funds will not be released until the earlier of the completion of the initial Business Combination and the liquidation due to the Company’s failure to complete a Business Combination within the applicable period of time. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders. In addition, interest income earned on investments held in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a Business Combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares of common stock voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Stockholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4), and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a stockholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

The Initial Stockholders have agreed (a) to waive their redemption rights with respect to the Founder Shares, Private Shares, and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose, or vote in favor of, an amendment to the Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company has until July 4, 2023 (or up to July 4, 2024 if the time to complete a business combination is extended as described herein) to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate a Business Combination within 9 months, the Company may extend the period of time to consummate a Business Combination up to twelve times, each by an additional one month (for a total of 21 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Company’s insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $174,009 ($0.033 per Public Share per month), on or prior to the date of the applicable deadline, for each extension.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or underwriters acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.15 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims.

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, the Company had $196,510 of cash held outside its trust account and a working capital of $152,362 (excluding income tax and franchise tax payable as the taxes are paid out of the Trust Account). On March 22, 2023, the Sponsor loaned the Company $200,000, to be used, in part, for transaction costs related to the Business Combination. The Company has until July 4, 2023 (unless the Company extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

The Company expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. The Company may need to obtain additional financing either to complete its Business Combination or because it becomes obligated to redeem a significant number of public shares upon consummation of its Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, the Company would only complete such financing simultaneously with the completion of our Business Combination. If the Company is unable to complete its Business Combination because it does not have sufficient funds available, it will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, the Company may need to obtain additional financing in order to meet its obligations.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on completing the IPO and subsequently identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $196,510 and $154,565 in cash and none in cash equivalents as of December 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earning on investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Total offering costs of $4,222,030 consisting principally of underwriting, legal, accounting and other expenses that are directly related to the IPO and charged to stockholders’ equity upon the completion of the IPO on October 4, 2022.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2022 and 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the year ended December 31, 2022	For the period from May 6, 2021 (inception) to December 31, 2021
Net Income (Loss)	$134,851	$(3,935)
Accretion of common stock to redemption value	(3,409,640)	—
Net loss including accretion of common stock to redemption value	$(3,274,790)	$(3,935)

			For the
			period from
			May 6, 2021
			(inception)
	For the year ended		through
	December 31, 2022		December 31, 2021
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(1,504,808)	$(1,769,982)	$—	$(3,935)
Accretion of common stock to redemption value	3,409,640	—	—	—
Allocation of net income (loss)	$1,904,832	$(1,769,982)	$—	$(3,935)

Denominator:
Basic and diluted weighted average shares outstanding	1,269,055	1,401,204	—	1,250,000
Basic and diluted net income (loss) per common stock	$1.46	$(1.23)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. FASB ASC Topic 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash, other current assets, accrued expenses, and due to sponsor are estimated to approximate the carrying values as of December 31, 2022 and 2021 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Consequently, the Company accounts for warrants as equity-classified instruments.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid-in capital equals to zero, over an expected 9-month period leading up to a Business Combination. As of December 31, 2022, the Company recorded $3,409,640 total accretion of redeemable common stock to redemption value.

At December 31, 2022, the amount of common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$52,730,000
Less:
Proceeds allocated to public warrants	(3,532,910)
Proceeds allocated to public rights	(1,845,550)
Allocation of offering costs related to redeemable shares	(3,932,347)
Plus:
Accretion of carrying value to redemption value	3,409,640
Common stock subject to possible redemption	$46,828,833

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to its IPO on October 4, 2022, the Company sold 5,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Public Units to cover over-allotments, if any. On October 7, 2022, the underwriter partially exercised the over-allotment option and purchased 273,000 Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $2,730,000. Each Public Unit consists of one share of common stock (“Public Share”), one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of common stock upon the consummation of a Business Combination. Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of 30 days following the completion of the Company’s initial Business Combination or 12 months from the closing of the IPO, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

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

Note 5 — Related Party Transactions

Founder Shares

On September 25, 2021, the Company issued 1,437,500 shares of common stock to the Initial Stockholders (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.017 per share.

The Initial Shareholders have agreed to forfeit up to up to 187,500 Founder Shares to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriter’s partial exercise of the over-allotment option on October 4, 2022, 119,250 shares of the Founder Shares were forfeited for no consideration on October 7, 2022 resulting in 1,318,250 Founder Shares outstanding after the forfeiture.

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

Promissory Note — Related Party

On September 5, 2021, the Sponsor agreed to loan the Company up to an aggregate amount of $200,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due on the closing of the IPO. The Company repaid the outstanding balance of $200,000 to the Sponsor on October 7, 2022.

The Company received $155,025 from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On October 7, the Sponsor converted the outstanding balance of $155,025 to the Promissory Note. The Promissory Note is unsecured, interest-free and due on the earlier of June 29, 2023 or the date the Company consummates a business combination. As of December 31, 2022 and 2021, $155,025 and $200,000 were outstanding under the Promissory Note, respectively.

On March 22, 2023, the Sponsor loaned the Company $200,000, to be used, in part, for transaction costs related to the Business Combination.

Related Party Loans

In addition, in order to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, the initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The terms of such related party loans, if any, have not been determined and no written agreements exist with respect to such loans.

As of December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an Administrative Service Agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The monthly fees will be ceased upon completion of an initial Business Combination or liquidation. For the year ended December 31, 2022 and the period from May 6, 2021 (inception) to December 31, 2021, the Company incurred $28,387 and none, respectively, in fees for these services, of which $28,387 and none are included in accrued expenses in the accompanying balance sheets as of December 31, 2022 and 2021, respectively.

Note 6 — Commitments and Contingency

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

Underwriting Agreement

The Company has granted Ladenburg Thalmann, the representative of the underwriters, a 45-day option from the date of this prospectus to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On October 4, 2022, the underwriters partially exercised the over-allotment option to purchase 273,000 units which was closed on October 7, 2022, generating gross proceeds to the Company of $2,730,000.

The underwriters were paid a cash underwriting discount of 1.75% of the gross proceeds of the IPO, or $922,775. In addition, the underwriters are entitled to a deferred fee of 4.00% of the gross proceeds of the IPO, or $2,109,200, which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 16,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 Founder Shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriter’s partial exercise of the over-allotment option on October 4, 2022, 119,250 shares of the Founder Shares were forfeited for no consideration on October 7, 2022. As of December 31, 2022, there were 1,662,623 shares of common stock issued and outstanding (excluding 5,273,000 shares subject to possible redemption).

Rights — Each holder of a right will receive one-tenth (1/10) of one share of common stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis and each holder of a right will be required to affirmatively convert its rights in order to receive one-tenth (1/10) of one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

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

The Private Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the IPO except that the Private Warrants will be entitled to registration rights. The Private Warrants (including the common stock issuable upon exercise of the Private Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination except to permitted transferees.

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no marketable securities held in trust account at December 31, 2021.

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	53,958,681	53,958,681	—	—

Note 9 — Income Taxes

The Company’s net deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset
Startup/Organization Expenses	$36,681	$826
Unrealized gain on investment held in Trust Account	(36,164)	—
Net deferred tax asset	517	826
Valuation allowance	(36,681)	(826)
Deferred tax liability, net of allowance	$(36,164)	$—

The income tax provision consists of the following:

	For the year ended December 31, 2022	For the period from May 6, 2021 (inception) to December 31, 2021
Federal
Current	$46,115	$—
Deferred	309	(826)
State
Current	—	—
Deferred	—	—
Change in valuation allowance	35,855	826
Income tax provision	$82,279	$—

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the year ended December 31, 2022	For the period from May 6, 2021 (inception) to December 31, 2021
Income at U.S. statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Change in valuation allowance	16,9%	(21.0%)
	37.9%	0.0%

As of December 31, 2022 and 2021, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $35,855 and $826 for the year ended December 31, 2022 and for the period from May 6, 2021 (inception) through December 31, 2021, respectively.

The Company’s tax returns for the year ended December 31, 2022 and for the period from May 6, 2021 (inception) through December 31, 2021 remain open and subject to examination.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent event that require disclosure in the financial statements.

On March 22, 2023, the Sponsor loaned the Company $200,000, to be used, in part, for transaction costs related to the Business Combination. The Promissory Notes are unsecured, interest-free and due earlier of June 29, 2023 or the date the Company consummates a business combination.