Form 10-Q
period 2023-03-31
Qomolangma Acquisition Corp.
filed 2023-05-12
CIK 1894210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 12, 2023, there were 6,935,623 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

QOMOLANGMA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
TABLE OF CONTENTS

Part I – Financial Information

Item 1. Financial Statements.

QOMOLANGMA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022 (Audited)
Assets
Current Assets
Cash	$167,777	$196,510
Prepaid expenses	233,296	235,476
Total Current Assets	401,073	431,986

Investments held in Trust Account	54,485,634	53,958,681
Total Assets	$54,886,707	$54,390,667

Liabilities, Temporary Equity, and Stockholders’ Equity
Current Liabilities
Accrued expenses	$560,005	$124,599
Franchise tax payable	12,700	45,428
Income tax payable	156,416	46,115
Promissory note - related party	355,025	155,025
Total Current Liabilities	1,084,146	371,167

Deferred tax liability	43,396	36,164
Deferred underwriting fee payable	2,109,200	2,109,200
Total Liabilities	3,236,742	2,516,531

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 16,000,000 shares authorized; 5,273,000 shares issued and outstanding at redemption value	50,630,974	46,828,833

Stockholders’ Equity
Common stock, $0.0001 par value; 16,000,000 shares authorized; 1,662,623 shares issued and outstanding (excluding 5,273,000 shares subject to possible redemption)	166	166
Additional paid-in capital	1,112,080	4,914,221
(Accumulated deficit) Retained earnings	(93,255)	130,916
Total Stockholders’ Equity	1,018,991	5,045,303
Total Liabilities, Temporary Equity, and Stockholders’ Equity	$54,886,707	$54,390,667

The accompanying notes are an integral part of these unaudited condensed financial statements.

QOMOLANGMA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022

General and administrative expenses	$666,320	$1,682
Franchise tax expenses	12,700	5,636
Loss from operations	(679,020)	(7,318)

Interest earned on investments held in Trust Account	572,382	—
Loss before income taxes	(106,638)	(7,318)

Income tax provision	(117,533)	—
Net loss	$(224,171)	$(7,318)

Basic and diluted weighted average shares outstanding, redeemable common stock	5,273,000	—

Basic and diluted net income per share, redeemable common stock	0.14	—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,662,623	1,250,000 (1)

Basic and diluted net loss per share, non-redeemable common stock	$(0.58)	$(0.00)

[1]	Excludes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On October 4, 2022, the underwriters partially exercised the over-allotment option resulting in forfeiture of 119,250 shares of common stock.

The accompanying notes are an integral part of these unaudited condensed financial statements.

QOMOLANGMA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2023

	Common stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2023	1,662,623	$166	$4,914,221	$130,916	$5,045,303
Accretion of common stock to redemption value	—	—	(3,802,141)	—	(3,802,141)
Net loss	—	—	—	(224,171)	(224,171)
Balance as of March 31, 2023	1,662,623	$166	$1,112,080	$(93,255)	$1,018,991

For the Three Months Ended March 31, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	1,437,500	$144	$24,856	$(3,935)	$21,065
Net loss	—	—	—	(7,318)	(7,318)
Balance as of March 31, 2022	1,437,500	$144	$24,856	$(11,253)	$13,747

(1)	Includes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On October 4, 2022, the underwriters partially exercised the over-allotment option resulting in forfeiture of 119,250 shares of common stock.

The accompanying notes are an integral part of these unaudited condensed financial statements.

QOMOLANGMA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(224,171)	$(7,318)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investments held in Trust Account	(572,382)	—
Deferred income tax	7,232	—
Changes in current assets and current liabilities:
Prepaid expenses	2,180	—
Accrued expenses	435,406	(25,000)
Franchise tax payable	(32,728)	—
Income tax payable	110,301	—
Net cash used in operating activities	(274,162)	(32,318)

Cash Flows from Investing Activities:
Cash withdrawal from Trust Account to pay franchise tax	45,429	—
Net cash provided by investing activities	45,429	—

Cash Flows from Financing Activities:
Repayment to related party advances	—	(1,500)
Proceeds from issuance of promissory note to related party	200,000	—
Payment of deferred offering costs	—	(18,988)
Net cash provided by (used in) financing activities	200,000	(20,488)

Net change in cash	(28,733)	(52,806)
Cash, beginning of the period	196,510	154,565
Cash, end of the period	$167,777	$101,759

Supplemental Disclosure of Non-cash Investing and Financing Activities
Accretion of Common stock to redemption value	$3,802,141	$—

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

As of March 31, 2023, the Company had not commenced any operations. All activities through March 31, 2023 are related to the Company’s formation and the proposed initial public offering (“IPO” as defined below) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2023, the Company had $167,777 of cash held outside its Trust Account and a working capital deficit of $513,957 (excluding income tax and franchise tax payable as the taxes are paid out of the Trust Account). On March 22, 2023, the Sponsor loaned the Company $200,000, to be used, in part, for transaction costs related to the Business Combination. The Company has until July 4, 2023 (unless the Company extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, it could cause a reduction in the value of the Company’s stock as well as a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2023 income tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on April 7, 2023.

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

Use of Estimates

In preparing these unaudited financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $167,777 and $196,510 in cash and none in cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheet at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying unaudited statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

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

The Company’s effective tax rate was (110.22)% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results for the three months periods ended March 31, 2023 and 2022.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended March 31,
	2023	2022
Net loss	$(224,171)	$(7,318)
Accretion of redeemable common stock to redemption value	(3,802,141)	—
Net loss including accretion of redeemable common stock to redemption value	$(4,026,312)	$(7,318)

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(3,061,116)	$(965,196)	$—	$(7,318)
Accretion of redeemable common stock to redemption value	3,802,141	—	—	—
Allocation of net income (loss)	$741,025	$(965,196)	$—	$(7,318)

Denominator:
Basic and diluted weighted average shares outstanding	5,273,000	1,662,623	—	1,250,000
Basic and diluted net income (loss) per common stock	$0.14	$(0.58)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash, other current assets, accrued expenses, and due to sponsor are estimated to approximate the carrying values as of March 31, 2023 and 2022 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid-in capital equals to zero, over an expected 9-month period leading up to a Business Combination. As of March 31, 2023, the Company recorded $7,211,781 total accretion of redeemable common stock to redemption value.

At December 31, 2022 and March 31, 2023, the amounts of common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$52,730,000
Less:
Proceeds allocated to public warrants	(3,532,910)
Proceeds allocated to public rights	(1,845,550)
Allocation of offering costs related to redeemable shares	(3,932,347)
Plus:
Accretion of carrying value to redemption value	3,409,640
Common stock subject to possible redemption - December 31, 2022	46,828,833
Plus:
Accretion of carrying value to redemption value – three month ended March 31, 2023	3,802,141
Common stock subject to possible redemption - March 31, 2023	$50,630,974

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

The Company received $155,025 from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On October 7, the Sponsor converted the outstanding balance of $155,025 to the Promissory Note. On March 22, 2023, the Sponsor loaned the Company $200,000, to be used, in part, for transaction costs related to the Business Combination. Both Promissory Notes are unsecured, interest-free and due on the earlier of June 29, 2023 or the date the Company consummates a business combination. As of March 31, 2023 and December 31, 2022, $355,025 and $155,025 were outstanding under the Promissory Note, respectively.

Related Party Loans

In addition, in order to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, the initial stockholders, officers, directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into Private Units at a price of $10.00 per unit at the option of the lender. The terms of such related party loans, if any, have not been determined and no written agreements exist with respect to such loans.

As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an Administrative Service Agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The monthly fees will be ceased upon completion of an initial Business Combination or liquidation. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and none, respectively, in fees for these services, of which $30,000 and none were included in accrued expenses in the accompanying balance sheets as of March 31, 2023 and December 2022, respectively.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 16,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 Founder Shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriter’s partial exercise of the over-allotment option on October 4, 2022, 119,250 shares of the Founder Shares were forfeited for no consideration on October 7, 2022. As of December 31, 2022 and March 31, 2023, there were 1,662,623 shares of common stock issued and outstanding (excluding 5,273,000 shares subject to possible redemption).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	54,485,634	54,485,634	—	—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	53,958,681	53,958,681	—	—

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on the review, management did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through March 31, 2023 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2023, we had a net loss of $224,171, which consisted of loss of $679,020 derived from general and administrative expenses of $666,320, franchise tax expense of $12,700, income tax expense of $110,301, and deferred income tax expense of $7,232, offset by interest earned on investments held in the Trust Account of $572,382.

For the three months ended March 31, 2022, we had a net loss of $7,318, all of which consisted of franchise tax and formation costs.

For the three months ended March 31, 2023, cash balance was decreased by $28,733, which consisted of cash used in operating activities of $274,162, offset by cash provided by investing activities of $45,429 and cash provided by financing activities of $200,000.

For the three months ended March 31, 2022, cash balance was decreased by $52,806, which consisted of cash used in operating activities of $32,318 and financing activities of $20,488, respectively.

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

We granted the underwriters in the IPO a 45-day option to purchase up to 750,000 additional Public Units to cover over-allotments, if any. On October 4, 2022, the underwriters partially exercised the over-allotment option to purchase 273,000 Units (“Over-Allotment Option Units”) at $10.00 per Unit, which was closed on October 7, 2022 generating total gross proceeds of $2,730,000. On October 7, 2022, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private placement of an additional 8,873 Private Units generating gross proceeds of $88,725. Simultaneously with the closing of the IPO, we issued Ladenburg Thalmann & Co., Inc., the underwriter, 75,000 shares of common stock.

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

As of March 31, 2023, the Company had $167,777 of cash held outside its Trust Account and a working capital deficit of $513,957 (excluding income tax and franchise tax payable as the taxes are paid out of the Trust Account). On March 22, 2023, the Sponsor loaned the Company $200,000, to be used, in part, for transaction costs related to the Business Combination. The Company has until July 4, 2023 (unless the Company extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Notes – Related Party

The Company received $155,025 from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On October 7, the Sponsor converted the outstanding balance of $155,025 to the Promissory Note. On March 22, 2023, the Sponsor loaned the Company $200,000, to be used, in part, for transaction costs related to the Business Combination. Both Promissory Notes are unsecured, interest-free and due on the earlier of June 29, 2023 or the date the Company consummates a business combination. As of March 31, 2023 and December 31, 2022, $355,025 and $155,025 were outstanding under the Promissory Notes, respectively.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 1.75% of the gross proceeds of the IPO, or $922,775. In addition, the underwriters are entitled to a deferred fee of 4.00% of the gross proceeds of the IPO, or $2,109,200 , which will be paid upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

QOMOLANGMA ACQUISITION CORP.

Date: May 12, 2023	By:	/s/ Jonathan P. Myers
	Name:	Jonathan P. Myers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Hao Shen
	Name:	Hao Shen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)