Form 10-Q
period 2023-09-30
Qomolangma Acquisition Corp.
filed 2023-11-13
CIK 1894210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 13, 2023, there were 3,575,635 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

QOMOLANGMA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
TABLE OF CONTENTS

i

Part I – Financial Information

Item 1. Financial Statements.

QOMOLANGMA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$46,617	$196,510
Prepaid expenses	122,900	235,476
Total Current Assets	169,517	431,986

Investments held in Trust Account	33,720,333	53,958,681
Total Assets	$33,889,850	$54,390,667

Liabilities, Temporary Equity, and Stockholders’ Equity
Current Liabilities
Accrued expenses	$719,385	$96,212
Accrued expenses – related party	118,387	28,387
Franchise tax payable	30,700	45,428
Income tax payable	394,514	46,115
Excise tax liability	352,241	—
Redeemed common stock payable to public stockholders	13,082,703	—
Promissory note - related party	792,252	155,025
Total Current Liabilities	15,490,182	371,167

Deferred tax liability	30,178	36,164
Deferred underwriting fee payable	2,109,200	2,109,200
Total Liabilities	17,629,560	2,516,531

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 16,000,000 shares authorized; 1,913,012 shares and 5,273,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively, at redemption value of $10.57 and $10.22 at September 30, 2023 and December 31, 2022, respectively	20,181,740	46,828,833

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 16,000,000 shares authorized; 1,662,623 shares issued and outstanding (excluding 1,913,012 shares 5,273,000 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	166	166
Additional paid-in capital	—	4,914,221
(Accumulated deficit) Retained earnings	(3,921,616)	130,916
Total Stockholders’ Equity (Deficit)	(3,921,450)	5,045,303
Total Liabilities, Temporary Equity, and Stockholders’ Equity	$33,889,850	$54,390,667

The accompanying notes are an integral part of these unaudited condensed financial statements.

QOMOLANGMA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022

General and administrative expenses	$344,212	$122		$1,325,643	$7,271
Franchise tax expenses	6,900	(5,136)		30,700	—
Income (loss) from operations	(351,112)	5,014		(1,356,343)	(7,271)

Interest earned on investments held in Trust Account	439,145	—		1,661,237	—
Income (loss) before income taxes	88,033	5,014		304,894	(7,271)

Income taxes provision	(90,772)	—		(342,413)	—
Net income (loss)	$(2,739)	$5,014		$(37,519)	$(7,271)

Basic and diluted weighted average shares outstanding, redeemable common stock	2,904,816	—		4,448,538	—

Basic and diluted net income per share, redeemable common stock	$0.05	$—		$0.52	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,662,623	1,250,000	(1)	1,662,623	1,250,000 (1)

Basic and diluted net income (loss) per share, non-redeemable common stock	$(0.09)	$0.00		$(1.41)	$(0.01)

(1)	Excludes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On October 4, 2022, the underwriters partially exercised the over-allotment option resulting in forfeiture of 119,250 shares of common stock.

The accompanying notes are an integral part of these unaudited condensed financial statements.

QOMOLANGMA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2023

	Common stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
Balance as of January 1, 2023	1,662,623	$166	$4,914,221	$130,916	$5,045,303
Accretion of common stock to redemption value	—	—	(3,802,141)	—	(3,802,141)
Net loss	—	—	—	(224,171)	(224,171)
Balance as of March 31, 2023	1,662,623	$166	$1,112,080	$(93,255)	$1,018,991
Accretion of common stock to redemption value	—	—	(1,112,080)	(3,274,072)	(4,386,152)
Excise tax liability	—	—	—	(221,414)	(221,414)
Net income	—	—	—	189,391	189,391
Balance as of June 30, 2023	1,662,623	$166	$—	$(3,399,350)	$(3,399,184)
Accretion of common stock to redemption value	—	—	—	(388,700)	(388,700)
Excise tax liability	—	—	—	(130,827)	(130,827)
Net loss	—	—	—	(2,739)	(2,739)
Balance as of September 30, 2023	1,662,623	$166	$—	$(3,921,616)	$(3,921,450)

For the Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of January 1, 2022	1,437,500	$144	$24,856	$(3,935)	$21,065
Net loss	—	—	—	(7,318)	(7,318)
Balance as of March 31, 2022	1,437,500	$144	$24,856	$(11,253)	$13,747
Net loss	—	—	—	(4,967)	(4,967)
Balance as of June 30, 2022	1,437,500	$144	$24,856	$(16,220)	$8,780
Net loss	—	—	—	5,014	5,014
Balance as of September 30, 2022	1,437,500	$144	$24,856	$(11,206)	$13,794

(1)	Includes up to 187,500 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). On October 4, 2022, the underwriters partially exercised the over-allotment option resulting in forfeiture of 119,250 shares of common stock.

The accompanying notes are an integral part of these unaudited condensed financial statements.

QOMOLANGMA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(37,519)	$(7,271)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,661,237)	—
Deferred income tax	(5,986)	—
Changes in current assets and current liabilities:
Prepaid expenses	112,576	—
Accrued expenses	623,173	—
Accrued expenses – related party	90,000	—
Franchise tax payable	(14,728)	—
Income tax payable	348,399	—
Net cash used in operating activities	(545,322)	(7,271)

Cash Flows from Investing Activities:
Cash withdrawal from Trust Account to pay franchise tax	45,429	—
Cash withdrawal from Trust Account to pay public stockholder redemptions	22,141,383	—
Net cash provided by investing activities	22,186,812	—

Cash Flows from Financing Activities:
Repayment to related party advances	—	(1,500)
Proceeds from issuance of promissory note to related party	350,000	—
Payment of public stockholder redemptions	(22,141,383)	—
Payment of deferred offering costs	—	(90,530)
Net cash used in financing activities	(21,791,383)	(92,030)

Net change in cash	(149,893)	(99,301)
Cash, beginning of the period	196,510	154,565
Cash, end of the period	$46,617	$55,264

Supplemental Disclosure of Non-cash Investing and Financing Activities
Deferred offering costs in accrued offering costs	$—	$65,000
Excise tax liability accrued for common stock redemption	$352,241	$—
Accretion of Common stock to redemption value	$8,576,993	$—
Redeemed common stock payable to public stockholders	$13,082,703	$—
Extension fee deposited into Trust Account by the Sponsor through issuance of Promissory Note	$287,227	$—

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

As of September 30, 2023, the Company had not commenced any operations. All activities through September 30, 2023 are related to the Company’s formation and the proposed initial public offering (“IPO” as defined below) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On June 29, 2023, the Company held a special meeting of stockholders (the “June Special Meeting”). At the June Special Meeting, the stockholders amended the Company’s Amended and Restated Certificate of Incorporation to allow the Company to consummate a business combination until August 4, 2023 (or up to August 4, 2024 if the time to complete a business combination is extended as described herein) to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate a Business Combination by August 4, 2023, the Company may extend the period of time to consummate a Business Combination up to twelve times, each by an additional one month (for a total of 22 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Company’s insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account the lesser of $0.033 per outstanding share and $80,000 per month, on or prior to the date of the applicable deadline, for each extension.

In connection with the June Special Meeting, an aggregate of 2,126,934 shares with redemption value of approximately $22,141,383 (or $10.41 per share) of the Company’s common stock were tendered for redemption.

On June 29, 2023, the Sponsor made a deposit of $240,000 to the Trust Account and extended the period of time the Company has to consummate an initial Business Combination from July 4, 2023 to October 4, 2023.

On September 12, 2023, the Company held a special meeting of stockholders (the “September Special Meeting”). At the Special Meeting, the stockholders amended the Company’s Amended and Restated Certificate of Incorporation to allow the Company to undertake an initial business combination with an entity or business, with a physical presence, operation, or other significant ties to China (a “China-based Target”) or which may subject the post-business combination business to the laws, regulations and policies of China (including Hong Kong and Macao), or entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target, on the other side.

In connection with the September Special Meeting, an aggregate of 1,233,054 shares with redemption value of approximately $13,082,703 (or $10.61 per share) of the Company’s common stock were tendered for redemption.

On October 31, 2023, the Sponsor made a deposit of $63,129 into the Trust Account and extended the period of time the Company has to consummate an initial Business Combination from November 3, 2023 to December 3, 2023.

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2023, the Company had $46,617 of cash held outside its Trust Account and a working capital deficit of $1,812,748 (excluding redeemed common stock payable to public stockholders, income tax and franchise tax payable as redemptions and taxes are paid out of the Trust Account). On March 22, 2023, June 26, 2023, September 12, 2023, September 26, 2023 and October 26, 2023, the Sponsor loaned the Company $200,000, $240,000, $150,000, $47,227, and $145,000 respectively, to be used, in part, for transaction costs related to the Business Combination and to fund the amount required to extend the Business Combination Period. All promissory notes bear no interest and are repayable in full upon the consummation of the Company’s Business Combination.

As a result of the Sponsor’s deposit of $63,129 to the Trust Account on October 31, 2023, the Company has until December 3, 2023 (unless the Company extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management has evaluated the impact of current conflicts around the globe, including Russia’s invasion of Ukraine and the Israel-Hamas war, and related sanctions on the world economy, which is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these risks and uncertainties.

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

As a result of the redemptions by the public stockholders in June and September 2023, the Company recorded total excise tax liability of $352,241 as of September 30, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023 or for any future periods. These financial statements should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K as filed with the SEC on April 7, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $46,617 and $196,510 in cash and none in cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of investments in money market funds that invest in U.S. government securities. These securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying unaudited statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company began to earn taxable income from the interest income earned from the Trust Account after the IPO that was consummated on October 4, 2022. The Company’s effective tax rate was 103.11% and 0.00% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate was 112.31% and 0.00% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for both the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results for the three and nine month periods ended September 30, 2023 and 2022.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. The Company has not considered the effect of the warrants and rights in the calculation of diluted income (loss) per share, since the exercise of the warrants and rights are contingent upon the occurrence of future events. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statements of operations is based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(2,739)	$5,014	$(37,519)	$(7,271)
Accretion of common stock to redemption value	(388,700)	—	(8,576,993)	—
Net income (loss) including accretion of common stock to redemption value	$(391,439)	$5,014	$(8,614,512)	$(7,271)

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(248,949)	$(142,490)	$—	$5,014
Accretion of common stock to redemption value	388,700	—	—	—
Allocation of net income (loss)	$139,751	$(142,490)	$—	$5,014

Denominator:
Basic and diluted weighted average shares outstanding	2,904,816	1,662,623	—	1,250,000
Basic and diluted net income (loss) per share	$0.05	$(0.09)	$—	$0.00

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Redeemable share	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income (loss) including accretion of common stock	$(6,270,820)	$(2,343,692)	$—	$(7,271)
Accretion of common stock to redemption value	8,576,993	—	—	—
Allocation of net income (loss)	$2,306,173	$(2,343,692)	$—	$(7,271)

Denominator:
Basic and diluted weighted average shares outstanding	4,448,538	1,662,623	—	1,250,000
Basic and diluted net income (loss) per share	$0.52	$(1.41)	$—	$(0.01)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash, other current assets, accrued expenses, and due to sponsor are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid-in capital equals to zero, over an expected 9-month period leading up to a Business Combination. As of September 30, 2023, the Company recorded $ 11,986,633 total accretion of redeemable common stock to redemption value.

At December 31, 2022 and September 30, 2023, the amounts of common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$52,730,000
Less:
Proceeds allocated to public warrants	(3,532,910)
Proceeds allocated to public rights	(1,845,550)
Allocation of offering costs related to redeemable shares	(3,932,347)
Plus:
Accretion of carrying value to redemption value	3,409,640
Common stock subject to possible redemption - December 31, 2022	46,828,833
Plus:
Accretion of carrying value to redemption value – nine months ended September 30, 2023	8,576,993
Redeemed public stockholders (1)	(35,224,086)
Common stock subject to possible redemption - September 30, 2023	$20,181,740

(1)	Includes $13,082,703 payment to redeemed public stockholders which was made on October 5, 2023.

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

The Company received $155,025 from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On October 7, 2022, the Sponsor converted the outstanding balance of $155,025 to the Promissory Note. On March 22, 2023, June 26, 2023, September 12, 2023 and September 26, 2023, the Sponsor loaned the Company $200,000, $240,000, $150,000, and $47,227 (collectively “Promissory Notes”), respectively, to be used, in part, for extension deposits. Each Promissory Note is unsecured, interest-free and due on the date the Company consummates a business combination.

As of September 30, 2023 and December 31, 2022, $792,252 and $155,025 were outstanding under the Promissory Notes, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an Administrative Service Agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The monthly fees will be ceased upon completion of an initial Business Combination or liquidation. For the three and nine months ended September 30, 2023 the Company incurred $30,000 and $90,000, respectively, in fees for these services. The Company accrued $118,387 and $28,387 administrative fees in the accompanying balance sheets as of September 30, 2023 and December 31, 2022, respectively. The Company did not incur any administrative fees for the three and nine months ended September 30, 2022.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 16,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 Founder Shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriter’s partial exercise of the over-allotment option on October 4, 2022, 119,250 shares of the Founder Shares were forfeited for no consideration on October 7, 2022. As of September 30, 2023 and December 31, 2022, there were 1,662,623 shares of common stock issued and outstanding (excluding 1,913,012 and 5,273,000 shares subject to possible redemption, respectively).

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	September 30, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$33,720,333	$33,720,333	$—	$—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in Trust Account	$53,958,681	$53,958,681	$—	$—

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

On October 4, 2023, the Company paid approximately $13,082,703 to redeemed public stockholders.

On October 26, 2023, the Sponsor loaned the Company $145,000 to be used, in part, for extension deposits and transaction costs related to the Business Combination. The Promissory Note is unsecured, interest-free and due on the date the Company consummates a business combination.

On October 31, 2023, the Company made a deposit of $63,129 to the Trust Account and extended the date the Company has to consummate an initial business combination from November 3, 2023 to December 3, 2023.

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

Recent Developments

On June 29, 2023, the Company held a special meeting of stockholders (the “June Special Meeting”). At the June Special Meeting, the stockholders amended the Company’s Amended and Restated Certificate of Incorporation to allow the Company to consummate a business combination until August 4, 2023 (or up to August 4, 2024 if the time to complete a business combination is extended as described herein) to consummate a Business Combination. In addition, if the Company anticipates that it may not be able to consummate a Business Combination by August 4, 2023, the Company may extend the period of time to consummate a Business Combination up to twelve times, each by an additional one month (for a total of 22 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Company’s insiders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the Trust Account the lesser of $0.033 per outstanding share and $80,000 per month, on or prior to the date of the applicable deadline, for each extension.

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

On September 12, 2023, the Company held a special meeting of stockholders (the “September Special Meeting”). At the September Special Meeting, the stockholders amended the Company’s Amended and Restated Certificate of Incorporation to allow the Company to undertake an initial business combination with an entity or business, with a physical presence, operation, or other significant ties to China (a “China-based Target”) or which may subject the post-business combination business to the laws, regulations and policies of China (including Hong Kong and Macao), or entity or business that conducts operations in China through variable interest entities, or VIEs, pursuant to a series of contractual arrangements with the VIE and its shareholders on one side, and a China-based subsidiary of the China-based Target, on the other side.

In connection with the September Special Meeting, an aggregate of 1,233,054 shares with redemption value of approximately $13,082,703 (or $10.61 per share) of the Company’s common stock were tendered for redemption.

On September 26, 2023 and October 31, 2023, the Sponsor made a deposit of $47,277 (which reflects a reduction of $18,377 previously deposited for the September monthly extension fee as a result of the Company’s public shares redeemed on September 12 and applied to the October monthly extension fee of $65,604) and $63,129, respectively, to the Trust Account and extended the period of time the Company has to consummate an initial Business Combination from October 4, 2023 to December 3, 2023.

On October 26, 2023, the Sponsor loaned the Company $145,000 to be used, in part, for extension deposits and transaction costs related to the Business Combination. The Promissory Note is unsecured, interest-free and due on the date the Company consummates a business combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through September 30, 2023 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2023, we had a net loss of $2,739, which consisted of loss from operations of $351,112 derived from general and administrative expenses of $344,212, franchise tax expense of $6,900, and income tax expense of $90,772 offset by interest earned on investments held in the Trust Account of $439,145. For the three months ended September 30, 2022, we had a net income of $5,014, consisted of formation costs and refund of franchise tax payments.

For the nine months ended September 30, 2023, we had a net loss of $37,519, which consisted of loss from operations of $1,356,343 derived from general and administrative expenses of $1,325,643, franchise tax expense of $30,700 and income tax expense of $342,413, offset by interest earned on investments held in the Trust Account of $1,661,237. For the nine months ended September 30, 2022, we had a net loss of $7,271, all of which consisted of formation costs.

For the nine months ended September 30, 2023, cash balance was decreased by $149,893, which consisted of cash used in operating activities of $545,322 and financing activities of $21,791,383 which was primarily used to pay redeemed public stockholders, offset by cash provided by investing activities of $22,186,812 consisting cash drawn from Trust Account to fund stockholder redemptions and loans from the Sponsor.

For the nine months ended September 30, 2022, cash balance was decreased by $99,301, which consisted of cash used in operating activities of $7,271 and financing activities of $92,030, respectively.

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

As of September 30, 2023, the Company had $46,617 of cash held outside its Trust Account and a working capital deficit of $1,812,749 (excluding redeemed common stock payable to public stockholders, income tax and franchise tax payable as redemptions and taxes are paid out of the Trust Account). On March 22, June 26, September 12, September 26 and October 26, 2023, the Sponsor loaned the Company $200,000, $240,000, $150,000, $47,227, and $63,129, respectively, to be used, in part, for extension deposits. As a result of the Sponsor’s deposit of $63,129 to the Trust Account on October 31, 2023, the Company has until December 4, 2023 (unless the Company extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such an additional condition also raises substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Notes – Related Party

The Company received $155,025 from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On October 7, 2022, the Sponsor converted the outstanding balance of $155,025 to the Promissory Note. On March 22, 2023, June 26, 2023, September 12, 2023 and September 26, 2023, the Sponsor loaned the Company $200,000, $240,000, $150,000 and $47,227 (collectively “Promissory Notes”), respectively, to be used, in part, for extension deposits. Each Promissory Note is unsecured, interest-free and due on the date the Company consummates a business combination.  As of September 30, 2023 and December 31, 2022, $792,252 and $155,025 were outstanding under the Promissory Notes, respectively.

Administrative Services Agreement

We have entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month (subject to deferral as described herein) for office space, utilities, secretarial and administrative support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2023 the Company incurred $30,000 and $90,000, respectively, in fees for these services. We accrued $118,387 and $28,387 administrative fees in the accompanying balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

QOMOLANGMA ACQUISITION CORP.

Date: November 13, 2023	By:	/s/ Jonathan P. Myers
	Name:	Jonathan P. Myers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Hao Shen
	Name:	Hao Shen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)