Form 10-K
period 2023-12-31
Qomolangma Acquisition Corp.
filed 2024-07-02
CIK 1894210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

At June 30, 2023, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $32,782,008.

The number of shares outstanding of the Registrant’s shares of common stock as of July 1, 2024 was 2,500,480.

Auditor Firm ID: PCAOB ID # 688 Auditor Name: Marcum LLP Auditor Location: Costa Mesa, CA

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

Initial Business Combination

On June 29, 2023, our stockholders approved an amendment to our amended and restated certificate of incorporation (the “Extension Amendment”) to change the date by which the Company must consummate an initial business combination from July 4, 2023 to August 4, 2023. The Extension Amendment permits us, by resolution of our board if requested by our sponsor, to extend the period of time to consummate a business combination up to twelve times, each by an additional one month (for a total of up to August 4, 2024 to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below.

On December 7, 2023, the Company held a special meeting of stockholders. At the special meeting, holders of 3,575,635 shares of common stock of the Company were present in person or by proxy, representing 81.18% of the total shares of common stock as of November 15, 2023, the record date for the special meeting, and constituting a quorum for the transaction of business. At the special meeting, the stockholders approved further amendments to our amended and restated certificate of incorporation and Trust Agreement to reduce the amount the Company must deposit into the Trust Account to extend the date on which the trustee must liquidate the trust account established by the Company in connection with the IPO to the lesser of $0.033 per outstanding share and $20,000 for each one-month extension.

Pursuant to the terms of our amended and restated certificate of incorporation and Amendment No. 2 to the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC on the date of our final prospectus for the IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account the lesser of $0.033 per public share per month and $20,000 on or prior to the date of the applicable deadline, for each extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

Our sponsor may extend the time frame by the Company to complete a business combination up to August 4, 2024 by depositing the required amount of funds for each monthly extension. Holders of our securities will not have the right to approve or disapprove any such monthly extension. Further, holders of our securities will not have the right to seek or obtain redemption in connection with any extension of the time frame to complete a business combination.

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

Financial Position

With funds available for a business combination initially in the amount of $53,520,950 (including the Over-Allotment Option Units and the over-allotment Private Units) and after payment of $2,109,200 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Ability to Extend Time to Complete Business Combination

On June 29, 2023, our stockholders approved the Extension Amendment to change the date by which the Company must consummate an initial business combination from July 4, 2023 to August 4, 2023. The Extension Amendment permits us, by resolution of our board if requested by our sponsor, to extend the period of time to consummate a business combination up to twelve times, each by an additional one month (for a total of up to August 4, 2024 to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below.

On December 7, 2023, the Company held a special meeting of stockholders. At the special meeting, holders of 3,575,635 shares of common stock of the Company were present in person or by proxy, representing 81.18% of the total shares of common stock as of November 15, 2023, the record date for the special meeting, and constituting a quorum for the transaction of business. At the special meeting, the stockholders approved further amendments to our amended and restated certificate of incorporation and Trust Agreement to reduce the amount the Company must deposit into the Trust Account to extend the date on which the trustee must liquidate the trust account established by the Company in connection with the IPO to the lesser of $0.033 per outstanding share and $20,000 for each one-month extension.

Pursuant to the terms of our amended and restated certificate of incorporation and Amendment No. 2 to the trust agreement entered into between us and American Stock Transfer & Trust Company, LLC on the date of our final prospectus for the IPO, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account the lesser of $0.033 per public share per month and $20,000 on or prior to the date of the applicable deadline, for each extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants and rights will be worthless.

Our sponsor may extend the time frame by the Company to complete a business combination up to August 4, 2024 by depositing the required amount of funds for each monthly extension. Holders of our securities will not have the right to approve or disapprove any such monthly extension. Further, holders of our securities will not have the right to seek or obtain redemption in connection with any extension of the time frame to complete a business combination.

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

In connection with each of the special meetings of stockholders held on June 29, 2023, September 12, 2023 and December 7, 2023, the Company’s stockholders redeemed an aggregate of 2,126,934, 1,233,054 and 1,075,155 shares of common stock, respectively.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. Stockholders will not be granted any right to redeem their securities in connection with any decision by us to extend the time frame to complete a business combination from 9 months to up to 22 months. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding shares of common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with Nasdaq rules.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until August 4, 2023 (or up to August 4, 2024 if we extend the period of time to consummate a business combination, as described in more detail herein).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only until August 4, 2023 (or up to August 4, 2024 if we extend the period of time to consummate a business combination, as described in more detail herein) to complete our initial business combination. If we are unable to complete our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or rights, which will expire worthless if we fail to complete our initial business combination within the 9-month (or up to 22-month) time period.

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

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within 9 months from the closing of the IPO (or up to 22 months from the closing of the IPO if we extend the period of time to consummate a business combination, as described in more detail herein). However, if our sponsor acquires public shares after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 9-month (or up to 22-month) time period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would (i) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 9 months from the closing of the IPO (or up to 22 months from the closing of the IPO if we extend the period of time to consummate a business combination, as described in more detail herein) or (ii) with respect to the other provisions relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by July 4, 2024 (or up to August 4, 2024 if we extend the period of time to consummate a business combination, as described in more detail herein) or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination by July 4, 2024 (or up to August 4, 2024 if we extend the period of time to consummate a business combination, as described in more detail herein), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

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

Holders of Record

As of December 31, 2023, there were 2,500,480 of our shares of Common Stock issued and outstanding held by 8 shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On December 7, 2023, the Company held a special meeting of stockholders. At the special meeting, holders of 3,575,635 shares of common stock of the Company were present in person or by proxy, representing 81.18% of the total shares of common stock as of November 15, 2023, the record date for the special meeting, and constituting a quorum for the transaction of business. At the special meeting, the stockholders approved further amendments to our amended and restated certificate of incorporation and Trust Agreement to reduce the amount the Company must deposit into the Trust Account to extend the date on which the trustee must liquidate the trust account established by the Company in connection with the IPO to the lesser of $0.033 per outstanding share and $20,000 for each one-month extension.

On November 29, 2023, the Sponsor made a deposit of $63,129 (which did not reflect a reduction of $38,043 extension fee as a result of the Company’s December 2023 public shares redemption) into the Trust Account and extended the period of time the Company has to consummate an initial Business Combination from December 4, 2023 to January 3, 2024.

The Sponsor made a monthly deposit of $20,000 into the Trust Account from December 2023 to June 2024 and extended the period of time the Company has to consummate an initial Business Combination from January 4, 2023 to July 4, 2024.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through December 31, 2023 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in the trust account after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2023, we had a net loss of $138,905, which consisted of loss of $1,648,571 derived from general and administrative expenses of $1,624,171 and franchise tax expense of $24,400, and income tax expense of $436,209 (including estimated penalties on income tax of $16,520), offset by interest earned on investments held in the trust account of $1,925,395.

For the year ended December 31, 2022, we had a net income of $134,851, which consisted of loss of $220,601 derived from general and administrative expenses of $174,673 and franchise tax expense of $45,928, and income tax expense of $82,279, offset by interest earned on investments held in the trust account of $437,731.

For the year ended December 31, 2023, cash balance was decreased by $187,288, which consisted of cash used in operating activities of $698,208 and financing activities of $46,444,176, which was primarily used to pay redeemed public stockholders, offset by cash provided by investing activities of $46,955,096 consisting cash deposited into the Trust Account to extend time to complete Business Combination, cash drawn from Trust Account to fund stockholder redemptions and pay franchise and income taxes.

For the year ended December 31, 2022, cash balance was increased by $41,945, which consisted of cash provided by financing activities of $53,913,945 primarily consisting of proceeds from IPO, payment of underwriter commissions and deferred offering costs, offset by cash used in operating activities of $351,050 and investing activities of $53,520,950, which was primarily used to purchase investments held in Trust Account.

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

As of December 31, 2023, the Company had $9,222 of cash held outside its trust account and a working capital of $2,830,211. On March 22, 2023, June 26, 2023, September 12, 2023, September 26, 2023 and October 26, 2023, the Sponsor loaned the Company $200,000, $240,000, $150,000, $47,227, and $145,000, respectively, to be used, in part, for extension deposits. As a result of the Sponsor’s deposit of $63,129 each time to the Trust Account on October 31, 2023 and November 29, 2023, and the monthly deposit of $20,000 into the Trust Account from December 2023 to May 2024, the Company has until July 4, 2024 (unless the Company extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023 and 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Promissory Notes – Related Party

The Company received $155,025 from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On October 7, 2022, the Sponsor converted the outstanding balance of $155,025 to the Promissory Note. On March 22, 2023, June 26, 2023, September 12, 2023, September 26, 2023, and October 26, 2023, the Sponsor loaned the Company $200,000, $240,000, $150,000, $47,227 and $145,000 (collectively “Promissory Notes”), respectively, to be used, in part, for extension deposits. Each Promissory Note is unsecured, interest-free and due on the date the Company consummates a business combination.  As of December 31, 2023 and December 31, 2022, $937,252 and $155,025 were outstanding under the Promissory Notes, respectively.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified critical accounting estimates.

Recent accounting pronouncements

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

None.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal year ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Item 9B. Other information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Jonathan P. Myers	60	Chairman, President and Chief Executive Officer
Hao Shen	52	Chief Financial Officer and Director
Jialuan Ma	50	Director
Yong Seog Jung	59	Director
Lin Shi	41	Director

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares, private placement shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares and private placement shares if we fail to consummate our initial business combination within 9 months from the closing of the IPO (or up to 22 months from the closing of the IPO if we extend the period of time to consummate a business combination, as described in more detail herein). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units and underlying securities will be worthless. With certain limited exceptions, 50% of the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement units and underlying securities will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own shares of common stock, rights and warrants following the IPO, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we are not aware of any late Section 16(a) filings by our executive officers, directors and greater than 10% beneficial owners during the year ended December 31, 2023, except for one late Form 3 report filed by each of Jonathan P. Myers, Hao Shen, Jialuan Ma, Lin Shi, Yong Seog Jung, Guojian Zhang and Qomolangma Investments LLC.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of March 31, 2024 the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of December 31, 2023, we had 2,500,480 shares of Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of Common Stock issuable upon exercise of the Warrants or the Rights, as the Warrants and the Rights are not convertible within 60 days of March 31, 2024.

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

We entered into an Administrative Services Agreement with our sponsor, pursuant to which we will pay a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 22 months (including extensions), our sponsor will be paid a total of $220,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

On September 5, 2021, the Sponsor agreed to loan us up to $200,000 to be used for a portion of the expenses of the IPO. As of September 30, 2022, $200,000 was outstanding under the promissory note with our sponsor. We repaid the outstanding balance of $200,000 to our sponsor on October 7, 2022.

On October 7, 2022, the Sponsor loaned the Company $155,025, to be used for transaction costs related to the Business Combination and other operational expenses of the Company (the “October 2022 Promissory Note”). The October 2022 Promissory Note is unsecured, interest-free and due on the consummation of the Company’s business combination.

On March 22, 2023, the Sponsor loaned the Company $200,000, to be used for transaction costs related to the Business Combination and other operational expenses of the Company (the “March 2023 Promissory Note”). The March 2023 Promissory Note is unsecured, interest-free and due on the consummation of the Company’s business combination.

On June 26, 2023, the Sponsor loaned the Company $240,000, to be used for transaction costs related to the Business Combination and other operational expenses of the Company (the “June 2023 Promissory Note”). The June 2023 Promissory Note is unsecured, interest-free and due on the consummation of the Company’s business combination.

On September 12, 2023, the Sponsor loaned the Company $150,000, to be used to fund the extension of the Company, transaction costs related to the Business Combination, and other operational expenses of the Company (the “First September 2023 Promissory Note”). The First September 2023 Promissory Note is unsecured, interest-free and due on the consummation of the Company’s business combination.

On September 26, 2023, the Sponsor loaned the Company $47,227, to be used to fund the extension of the Company and other operational expenses of the Company (the “Second September 2023 Promissory Note”). The Second September 2023 Promissory Note is unsecured, interest-free and due on the consummation of the Company’s business combination.

On October 26, 2023, the Sponsor loaned the Company $145,000, to be used to fund the extension of the Company (the “October 2023 Promissory Note”). The October 2023 Promissory Note is unsecured, interest-free and due on the consummation of the Company’s business combination.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Friedman and Marcum in connection with regulatory filings. The aggregate fees billed by Friedman and Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2023 and December 31, 2022 totaled $113,300 and $87,750, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2023 and 2022.

Tax Fees. Our independent registered public accounting firms did not render services to us for tax compliance, tax advice and tax planning for the year ended December 31, 2023 and 2022.

All Other Fees. During the year ended December 31, 2023, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above for the year ended December 31, 2023 and 2022.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Form of Underwriting Agreement between Registrant and Ladenburg Thalmann & Co., Inc. (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
3.2	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.3	Specimen Warrant Certificate(incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.6	Form of Rights Agreement between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.7*	Description of Registrant’s Securities.
5.1	Opinion of Kramer Levin Naftalis & Frankel LLP, counsel to the Registrant (incorporated by reference to Exhibit 5.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.1	Promissory Note, dated as of September 5, 2021 issued to Qomolangma Investments LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.2	Form of Letter Agreement among the Registrant, and its officers, directors and Qomolangma Investments LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.3	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.4	Form of Registration Rights Agreement between the Registrant and certain security holders (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.5	Subscription Agreement, dated September 25, 2021 between the Registrant and Qomolangma Investments LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).

Exhibit No.	Description
10.6	Subscription Agreement, dated September 25, 2021 between the Registrant and Jonathan Myers (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.7	Subscription Agreement, dated September 25, 2021 between the Registrant and Hao Shen (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.8	Subscription Agreement, dated September 25, 2021 between the Registrant and Jialuan Ma (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.9	Subscription Agreement, dated September 25, 2021 between the Registrant and Yong Seog Jung (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.10	Subscription Agreement, dated September 25, 2021 between the Registrant and Lin Shi (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.11	Private Placement Units Purchase Agreement between the Registrant and Qomolangma Investments LLC (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.12	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.13	Form of Administrative Services Agreement, by and between the Registrant and Qomolangma Investments LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
23.1	Consent of Friedman LLP (incorporated by reference to Exhibit 23.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
23.2	Consent of Kramer Levin Naftalis & Frankel LLP (included on Exhibit 5.1) (incorporated by reference to Exhibit 23.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Qomolangma Acquisition Corp.

	By:	/s/ Jonathan P. Myers
	Name:	Jonathan P. Myers
	Title:	Chief Executive Officer

Dated: July 2, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan P. Myers	Chief Executive Officer, President and Director	July 2, 2024
Jonathan P. Myers	(Principal Executive Officer)

/s/ Hao Shen	Chief Financial Officer	July 2, 2024
Hao Shen	(Principal Accounting and Financial Officer)

/s/ Jialuan Ma		July 2, 2024
Jialuan Ma	Director

/s/ Yong Seog Jung		July 2, 2024
Yong Seog Jung	Director

/s/ Lin Shi		July 2, 2024
Lin Shi	Director

QOMOLANGMA ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Qomolangma Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Qomolangma Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, change in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses on or before July 4, 2024 or August 4, 2024 subject to the approval by the board of directors of an additional month extension and further funding of the trust. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to July 4, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond July 4, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Costa Mesa, CA
July 2, 2024

QOMOLANGMA ACQUISITION CORP.
BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash	$9,222	$196,510
Prepaid expenses	69,781	235,476
Total Current Assets	79,003	431,986
Investments held in Trust Account	9,299,336	53,958,681
Total Assets	$9,378,339	$54,390,667

Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)
Current Liabilities
Accrued expenses	$829,931	$96,212
Accrued expenses – related party	148,387	28,387
Due to related party	65,726	—
Franchise tax payable	24,400	45,428
Income tax payable	434,300	46,115
Excise tax liability	469,218	—
Promissory note - related party	937,252	155,025
Total Current Liabilities	2,909,214	371,167

Deferred tax liability	15,684	36,164
Deferred underwriting fee payable	2,109,200	2,109,200
Total Liabilities	5,034,098	2,516,531

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 16,000,000 shares authorized; 837,857 shares and 5,273,000 shares issued and outstanding at December 31, 2023 and 2022, respectively, at redemption value of $10.54 and $8.88 at December 31, 2023 and 2022, respectively	8,827,454	46,828,833

Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 16,000,000 shares authorized; 1,662,623 shares issued and outstanding (excluding 837,857 shares and 5,273,000 shares subject to possible redemption)	166	166
Additional paid-in capital	—	4,914,221
(Accumulated deficit) Retained earnings	(4,483,379)	130,916
Total Stockholders’ Equity (Deficit)	(4,483,213)	5,045,303
Total Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)	$9,378,339	$54,390,667

The accompanying notes are an integral part of these financial statements.

QOMOLANGMA ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2023	2022

General and administrative expenses	$1,624,171	$174,673
Franchise tax expenses	24,400	45,928
Loss from operations	(1,648,571)	(220,601)

Interest earned on investments held in Trust Account	1,925,395	437,731
Income before income taxes	276,824	217,130

Income taxes provision	(415,729)	(82,279)
Net income (loss)	$(138,905)	$134,851

Basic and diluted weighted average shares outstanding, redeemable common stock	3,728,362	1,269,055

Basic and diluted net income per share, redeemable common stock	0.71	1.46

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,662,623	1,401,204

Basic and diluted net loss per share, non-redeemable common stock	$(1.68)	$(1.23)

The accompanying notes are an integral part of these financial statements.

QOMOLANGMA ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the year ended December 31, 2023

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated)	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2023	1,662,623	$166	$4,914,221	$130,916	$5,045,303

Accretion of common stock to redemption value	—	—	(4,914,221)	(4,006,172)	(8,920,393)

Excise tax liability	—	—	—	(469,218)	(469,218)

Net loss	—	—	—	(138,905)	(138,905)
Balance as of December 31, 2023	1,437,500	$166	$—	$(4,483,379)	$(4,483,213)

For the year ended December 31, 2022

	Common stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2022	1,437,500	$144	$24,856	$(3,935)	$21,065

Sale of public units in initial public offering	5,273,000	527	52,729,473	—	52,730,000

Sale of private placement units	269,373	27	2,693,698	—	2,693,725

Forfeiture of founder shares	(119,250)	(12)	12	—	—

Issuance of representative shares	75,000	7	673,493	—	673,500

Underwriter commissions	—	—	(3,031,975)	—	(3,031,975)

Offering costs	—	—	(1,347,030)	—	(1,347,030)

Reclassification of common stock subject to redemption	(5,273,000)	(527)	(43,418,666)	—	(43,419,193)

Accretion of common stock to redemption value	—	—	(3,409,640)	—	(3,409,640)

Net income	—	—	—	134,851	134,851
Balance as of December 31, 2022	1,662,623	$166	$4,914,221	$130,916	$5,045,303

The accompanying notes are an integral part of these financial statements.

QOMOLANGMA ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Net income (loss)	$(138,905)	$134,851
Adjustments to reconcile net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,925,395)	(437,731)
Deferred tax	(20,480)	36,164
Changes in current assets and current liabilities:
Prepaid expenses	165,695	(235,476)
Accrued expenses	733,720	59,599
Accrued expenses – related party	120,000	—
Franchise tax payable	(21,028)	45,428
Income tax payable	388,185	46,115
Net cash used in operating activities	(698,208)	(351,050)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	—	(53,520,950)
Cash deposited into Trust Account	(63,129)	—
Cash withdrawal from Trust Account to pay franchise and income taxes	96,453	—
Cash withdrawal from Trust Account to pay public stockholder redemptions	46,921,772	—
Net cash provided by (used in) investing activities	46,955,096	(53,520,950)

Cash Flows from Financing Activities:
Proceeds from sale of public units through public offering	—	52,730,000
Proceeds from sale of private placement units	—	2,693,725
Advance from related party	65,726	—
Proceeds from issuance of promissory note to related party	411,870	153,525
Repayment of promissory note to related party	—	(200,000)
Payment of underwriters’ commissions	—	(922,775)
Payment of deferred offering costs	—	(540,530)
Payment of public shareholder redemptions	(46,921,772)	—
Net cash provided by (used in) financing activities	(46,444,176)	53,913,945

Net change in cash	(187,288)	41,945
Cash, beginning of the period	196,510	154,565
Cash, end of the period	$9,222	$196,510
Supplemental Disclosure of Non-cash Investing and Financing Activities
Initial classification of common stock subject to redemption	$—	$43,419,193
Deferred underwriting fee payable	$—	$2,109,200
Accretion of Common stock to redemption value	$8,920,393	$3,409,640
Exercise tax liability	$469,218	$—
Extension fee deposited into Trust Account by the Sponsor through issuance of Promissory Note	$370,357	$—
Income tax paid	$48,024	$—

The accompanying notes are an integral part of these financial statements.

QOMOLANGMA ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Qomolangma Acquisition Corp. (the “Company”) is a blank check company incorporated as a Delaware corporation on May 6, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company intends to pursue target businesses that are strategically significant in the Asian markets and focus on businesses with a total enterprise value of between $300,000,000 and $500,000,000.

As of December 31, 2023, the Company had not commenced any operations. All activities through December 31, 2023 are related to the Company’s formation and the proposed initial public offering (“IPO” as defined below) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On October 31, 2023 and November 29, 2023, the Sponsor made a deposit of $63,129 each time into the Trust Account and extended the period of time the Company has to consummate an initial Business Combination from November 3, 2023 to January 3, 2024.

On December 7, 2023, the Company held a special meeting of stockholders. At the special meeting, holders of 3,575,635 shares of common stock of the Company were present in person or by proxy, representing 81.18% of the total shares of common stock as of November 15, 2023, the record date for the special meeting, and constituting a quorum for the transaction of business. At the special meeting, the stockholders approved further amendments to our amended and restated certificate of incorporation and Trust Agreement to reduce the amount the Company must deposit into the Trust Account to extend the date on which the trustee must liquidate the trust account established by the Company in connection with the IPO to the lesser of $0.033 per outstanding share and $20,000 for each one-month extension.

On November 29, 2023, the Sponsor made a deposit of $63,129 (which did not reflect a reduction of $38,043 extension fee as a result of the Company’s December 2023 public shares redemption) into the Trust Account and extended the period of time the Company has to consummate an initial Business Combination from December 4, 2023 to January 3, 2024.

The Sponsor made a monthly deposit of $20,000 into the Trust Account from December 2023 to June 2024 and extended the period of time the Company has to consummate an initial Business Combination from January 4, 2023 to July 4, 2024.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, the Company had $9,222 of cash held outside its trust account and a working capital of $2,830,211. On March 22, 2023, June 26, 2023, September 12, 2023, September 26, 2023 and October 26, 2023, the Sponsor loaned the Company $200,000, $240,000, $150,000, $47,227, and $145,000, respectively, to be used, in part, for extension deposits. All promissory notes bear no interest and are repayable in full upon the consummation of the Company’s Business Combination.

As a result of the Sponsor’s deposit of $63,129 each time to the Trust Account on October 31, 2023 and November 29, 2023 (which did not reflect a reduction of $38,043 extension fee as a result of the Company’s December 2023 public shares redemption), and the monthly deposit of $20,000 into the Trust Account from December 2023 to June 2024, the Company has until July 4, 2024 (unless the Company extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

Risks and Uncertainties

In February 2022, an armed conflict escalated between Russia and Ukraine. The sanctions announced by the United States and other countries against Russia and Belarus following Russia’s invasion of Ukraine to date include restrictions on selling or importing goods, services, or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business, and financial organizations in Russia and Belarus. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. Separately, in October 2023, Israel and certain Iranian-backed Palestinian forces began an armed conflict in Israel, the Gaza Strip, and surrounding areas, which threatens to spread to other Middle Eastern countries including Lebanon and Iran.

As a result of the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the redemptions by the public stockholders in June 2023, September 2023, and December 2023, the Company recorded total excise tax liability of $469,218 as of December 31, 2023. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $9,222 and $196,510 in cash and none in cash equivalents as of December 31, 2023 and 2022, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and amounts were accrued for interest and penalties as of December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. The 5,542,373 potential shares of common stock underlying the outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares of common stock were excluded from diluted earnings per share for the years ended December 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. Additionally, the rights are able to be demanded on or any time after the Business Combination, and as the contingency has not been met, the rights are excluded from diluted earnings per share for the years ended December 31, 2023 and 2022. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended December 31,
	2023	2022
Net income (loss)	$(138,905)	$134,851
Accretion of common stock to redemption value	(8,920,393)	(3,409,640)
Net loss including accretion of common stock to redemption value(1)	$(9,059,298)	$(3,274,790)

	For the Year Ended December 31,
	2023		2022
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock Numerator:
Allocation of net loss	$(6,265,339)	$(2,793,959)	$(1,504,808)	$(1,769,982)
Accretion of common stock to redemption value	8,920,393	—	3,409,640	—
Allocation of net income (loss)	$2,655,054	$(2,793,959)	$1,904,832	$(1,769,982)
Denominator:
Basic and diluted weighted average shares outstanding	3,728,362	1,662,623	1,269,055	1,401,204
Basic and diluted net income (loss) per common stock	$0.71	$(1.68)	$1.46	$(1.23)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash, other current assets, accrued expenses, and due to sponsor are estimated to approximate the carrying values as of December 31, 2023 and 2022 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid-in capital equals to zero, over an expected 9-month period leading up to a Business Combination. As of December 31, 2023 and 2022, the Company recorded $8,936,913 and $3,409,640 accretion of redeemable common stock to redemption value, respectively.

At December 31, 2023 and 2022, the amount of common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$52,730,000
Less:
Proceeds allocated to public warrants	(3,532,910)
Proceeds allocated to public rights	(1,845,550)
Allocation of offering costs related to redeemable shares	(3,932,347)
Plus:
Accretion of carrying value to redemption value	3,409,640
Common stock subject to possible redemption - December 31, 2022	$46,828,833
Plus:
Accretion of carrying value to redemption value	8,920,393
Redemption of public stockholders	(46,921,772)
Common stock subject to possible redemption - December 31, 2023	$8,827,454

Reclassification of Prior Year Presentation

Certain reclassifications have been made between accrued expenses and amount due to a related party, to conform to the current year presentation. The reclassifications did not impact previously reported total current liabilities, total liabilities, the net cash used in operating activities or net cash provided by financing activities.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for the Company and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of January 1, 2024. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“ASU 2023-09”). ASU 2023-09 mostly requires, on an annual basis, disclosure of specific categories in an entity’s effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. The incremental disclosures may be presented on a prospective or retrospective basis. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

The Company received $155,025 from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On October 7,2022, the Sponsor converted the outstanding balance of $155,025 to the Promissory Note. The Promissory Note is unsecured, interest-free and due on the earlier of June 29, 2023 (or such later date if the Company extends the time frame to complete a business combination) or the date the Company consummates a business combination.

On March 22, 2023, June 26, 2023, September 12, 2023, September 26, 2023 and October 26, 2023, the Sponsor loaned the Company $200,000, $240,000, $150,000, $47,227 and $145,000 (collectively “Promissory Notes”), respectively, to be used, in part, for extension deposits. Each Promissory Note is unsecured, interest-free and due on the date the Company consummates a business combination.

As of December 31, 2023 and 2022, $937,252 and $155,025 were outstanding under the Promissory Notes, respectively.

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

As of December 31, 2023 and 2022, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an Administrative Service Agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The monthly fees will be ceased upon completion of an initial Business Combination or liquidation. For the year ended December 31, 2023 and 2022, the Company incurred $120,000 and $28,387, respectively, in fees for these services. As of December 31, 2023 and 2022, total accrued expenses-related party were $148,387 and $28,387, respectively.

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

Note 7 — Stockholders’ Equity

Common Stock — The Company is authorized to issue 16,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 Founder Shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriter’s partial exercise of the over-allotment option on October 4, 2022, 119,250 shares of the Founder Shares were forfeited for no consideration on October 7, 2022. As of December 31, 2023 and 2022, there were 1,662,623 shares of common stock issued and outstanding (excluding 837,857 shares and 5,273,000 shares subject to possible redemption at December 31, 2023 and 2022, respectively).

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

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights. As of December 31, 2023 and 2022, there were 5,542,373 rights issued and outstanding.

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

The Private Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the IPO except that the Private Warrants will be entitled to registration rights. The Private Warrants (including the common stock issuable upon exercise of the Private Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination except to permitted transferees. As of December 31, 2023 and 2022, there were 5,542,373 warrants issued and outstanding.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	9,299,336	9,299,336	—	—

	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	53,958,681	53,958,681	—	—

Note 9 — Income Taxes

The Company’s net deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax asset
Startup/Organization Expenses	$377,757	$35,855
Unrealized gain on investment held in Trust Account	(15,684)	(36,164)
Net deferred tax asset	362,073	(309)
Valuation allowance	(377,757)	(35,855)
Deferred tax liability, net of allowance	$(15,684)	$(36,164)

The income tax provision consists of the following:

	For the Year Ended December 31,
	2023	2022
Federal
Current	$436,209	$46,115
Deferred	(361,555)	309
State
Current	—	—
Deferred	—	—
Change in valuation allowance	341,075	35,855
Income tax provision	$415,729	$82,279

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2023	2022
Income at U.S. statutory rate	21.0%	21.0%
State taxes, net of federal benefit	0.0%	0.0%
Tax penalties	6.0%	0.0%
Change in valuation allowance	123.2%	16.9%
	150.2%	37.9%

As of December 31, 2023 and 2022, the Company did not have any U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. The change in the valuation allowance was $341,075 and $35,855 for the year ended December 31, 2023 and 2022, respectively.

The Company’s tax returns for the year ended December 31, 2023, 2022 and 2021 (inception) remain open and subject to examination.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent event that require disclosure in the financial statements.

The Sponsor made a monthly deposit of $20,000 into the Trust Account from January 2024 to June 2024 and extended the period of time the Company has to consummate an initial Business Combination from January 4, 2023 to July 4, 2024.

On April 23, 2024, Del Mar Global Advisors Limited agreed to loan the Company $900,000, to be used to fund the extension of the Company, transaction costs related to the Business Combination, and other operational expenses of the Company (the “Del Mar Promissory Note”). The Del Mar Promissory Note is unsecured, interest-free and due upon the consummation of the Company’s business combination.

On April 30, 2024 and June 4, 2024, the Sponsor loaned the Company $20,000 each time, to be used to fund the extension of the Company. Both promissory notes are unsecured, interest-free and due upon the consummation of the Company’s business combination.