Form 10-Q
period 2024-03-31
Qomolangma Acquisition Corp.
filed 2024-07-25
CIK 1894210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 25, 2024, there were 2,500,480 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

QOMOLANGMA ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
TABLE OF CONTENTS

i

Part I – Financial Information

Item 1. Financial Statements.

QOMOLANGMA ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31, 2023 (Audited)
Assets
Current Assets
Cash	$6,309	$9,222
Prepaid expenses	34,891	69,781
Total Current Assets	41,200	79,003
Investments held in Trust Account	9,440,722	9,299,336
Total Assets	$9,481,922	$9,378,339

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$841,491	$829,931
Accrued expenses – related party	178,387	148,387
Due to related party	100,494	65,726
Franchise tax payable	30,500	24,400
Income tax payable	465,475	434,300
Excise tax liability	469,218	469,218
Promissory note - related party	937,252	937,252
Total Current Liabilities	3,022,817	2,909,214

Deferred tax liability	8,719	15,684
Deferred underwriting fee payable	2,109,200	2,109,200
Total Liabilities	5,140,736	5,034,098

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 16,000,000 shares authorized; 837,857 shares issued and outstanding at redemption value of $10.67 and $10.54 at March 31, 2024 and December 31, 2023, respectively	8,938,530	8,827,454

Stockholders’ Deficit
Common stock, $0.0001 par value; 16,000,000 shares authorized; 1,662,623 shares issued and outstanding (excluding 837,857 shares subject to possible redemption)	166	166
Accumulated deficit	(4,597,510)	(4,483,379)
Total Stockholders’ Deficit	(4,597,344)	(4,483,213)
Total Liabilities, Temporary Equity, and Stockholders’ Deficit	$9,481,922	$9,378,339

The accompanying notes are an integral part of these unaudited condensed financial statements.

QOMOLANGMA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023

General and administrative expenses	$94,131	$666,320
Franchise tax expenses	6,100	12,700
Loss from operations	(100,231)	(679,020)

Interest earned on investments held in Trust Account	121,386	572,382
Income (loss) before income taxes	21,155	(106,638)

Income tax provision	(24,210)	(117,533)
Net loss	$(3,055)	$(224,171)

Basic and diluted weighted average shares outstanding, redeemable common stock	837,857	5,273,000

Basic and diluted net income per share, redeemable common stock	0.09	0.14

Basic and diluted weighted average shares outstanding, non-redeemable common stock	1,662,623	1,662,623

Basic and diluted net loss per share, non-redeemable common stock	$(0.05)	$(0.58)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QOMOLANGMA ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Three Months Ended March 31, 2024

	Common stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balance as of January 1, 2024	1,662,623	$166	$(4,483,379)	$(4,483,213)
Accretion of redeemable common stock to redemption value	—	—	(111,076)	(111,076)
Net loss	—	—	(3,055)	(3,055)
Balance as of March 31, 2024	1,662,623	$166	$(4,597,510)	$(4,597,344)

For the Three Months Ended March 31, 2023

	Common stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2023	1,662,623	$166	$4,914,221	$130,916	$5,045,303
Accretion of redeemable common stock to redemption value	—	—	(3,802,141)	—	(3,802,141)
Net loss	—	—	—	(224,171)	(224,171)
Balance as of March 31, 2023	1,662,623	$166	$1,112,080	$(93,255)	$1,018,991

The accompanying notes are an integral part of these unaudited condensed financial statements.

QOMOLANGMA ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,055)	$(224,171)
Adjustments to reconcile net cash used in operating activities:
Interest earned on investments held in Trust Account	(121,386)	(572,382)
Deferred income tax	(6,965)	7,232
Changes in current assets and current liabilities:
Prepaid expenses	34,890	2,180
Accounts payable and accrued expenses	26,328	435,406
Accrued expenses – related party	30,000	—
Franchise tax payable	6,100	(32,728)
Income tax payable	31,175	110,301
Net cash used in operating activities	(2,913)	(274,162)

Cash Flows from Investing Activities:
Cash withdrawal from Trust Account to pay franchise tax	—	45,429
Net cash provided by investing activities	—	45,429

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	—	200,000
Net cash provided by financing activities	—	200,000

Net change in cash	(2,913)	(28,733)
Cash, beginning of the period	9,222	196,510
Cash, end of the period	$6,309	$167,777

Supplemental Disclosure of Non-cash Investing and Financing Activities
Extension fees paid by the Sponsor through Due to related party	$20,000	$—
Accrued expenses paid by the Sponsor through Due to related party	$14,768	$—
Accretion of Common stock to redemption value	$111,076	$3,802,141

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

As of March 31, 2024, the Company had not commenced any operations. All activities through March 31, 2024 are related to the Company’s formation and the proposed initial public offering (“IPO” as defined below) and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

On October 31, 2023 and November 29, 2023, the Sponsor made a deposit of $63,129 each time into the Trust Account and extended the period of time the Company has to consummate an initial Business Combination from November 4, 2023 to January 4, 2024.

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

On November 29, 2023, the Sponsor made a deposit of $63,129 (which did not reflect a reduction of $38,043 extension fee as a result of the Company’s December 2023 public shares redemption) into the Trust Account and extended the period of time the Company has to consummate an initial Business Combination from December 4, 2023 to January 4, 2024.

The Sponsor made a monthly deposit of $20,000 into the Trust Account from December 2023 to July 2024 and extended the period of time the Company has to consummate an initial Business Combination from January 4, 2024 to August 4, 2024.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2024, the Company had $6,309 of cash held outside its trust account and a working capital deficit of $2,981,617. On March 22, 2023, June 26, 2023, September 12, 2023, September 26, 2023 and October 26, 2023, the Sponsor loaned the Company $200,000, $240,000, $150,000, $47,227, and $145,000, respectively, to be used, in part, for extension deposits. All promissory notes bear no interest and are repayable in full upon the consummation of the Company’s Business Combination.

As a result of the Sponsor’s deposit of $63,129 each time to the Trust Account on October 31, 2023 and November 29, 2023 (which did not reflect a reduction of $38,043 extension fee as a result of the Company’s December 2023 public shares redemption), and the monthly deposit of $20,000 into the Trust Account from December 2023 to July 2024, the Company has until August 4, 2024 (unless the Company extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the liquidity and mandatory liquidation conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

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

As a result of the redemptions by the public stockholders in June 2023, September 2023, and December 2023, the Company recorded total excise tax liability of $469,218 as of March 31, 2024. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024 or for any future periods. These financial statements should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K as filed with the SEC on July 2, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $6,309 and $9,222 in cash and none in cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

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

The Company’s effective tax rate was 114.44% and (110.22)% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024 and 2023, due to the valuation allowance on the deferred tax assets.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results for the three months periods ended March 31, 2024 and 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The statements of operations include a presentation of income (loss) per redeemable share and income (loss) per non-redeemable share following the two-class method of income per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders. The 5,542,373 potential shares of common stock underlying the outstanding Public Warrants and Private Placement Warrants to purchase the Company’s shares of common stock were excluded from diluted earnings per share for the three months ended March 31, 2024 and 2023 because they are contingently exercisable, and the contingencies have not yet been met. Additionally, the rights are able to be demanded on or any time after the Business Combination, and as the contingency has not been met, the rights are excluded from diluted earnings per share for the three months ended March 31, 2024 and 2023. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	Three Months Ended March 31,
	2024	2023
Net loss	$(3,055)	$(224,171)
Accretion of redeemable common stock to redemption value	(111,076)	(3,802,141)
Net loss including accretion of redeemable common stock to redemption value	$(114,131)	$(4,026,312)

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net loss	$(38,243)	$(75,888)	$(3,061,116)	$(965,196)
Accretion of redeemable common stock to redemption value	111,076	—	3,802,141	—
Allocation of net income (loss)	$72,833	$(75,888)	$741,025	$(965,196)

Denominator:
Basic and diluted weighted average shares outstanding	837,857	1,662,623	5,273,000	1,662,623
Basic and diluted net income (loss) per common stock	$0.09	$(0.05)	$0.14	$(0.58)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2024 and December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash, other current assets, accrued expenses, and due to sponsor are estimated to approximate the carrying values as of March 31, 2024 and December 31, 2023 due to the short maturities of such instruments. See Note 8 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

The Company has made a policy election in accordance with ASC 480-10-S99-3A and recognizes changes in redemption value in additional paid-in capital or accumulated deficit if additional paid-in capital equals to zero, over an expected 9-month period leading up to a Business Combination. As of March 31, 2024 and December 31, 2023, the Company recorded $111,076 and $8,920,393 accretion of redeemable common stock to redemption value, respectively.

At March 31, 2024 and December 31, 2023 and 2022, the amount of common stock subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$52,730,000
Less:
Proceeds allocated to public warrants	(3,532,910)
Proceeds allocated to public rights	(1,845,550)
Allocation of offering costs related to redeemable shares	(3,932,347)
Plus:
Accretion of carrying value to redemption value	3,409,640
Common stock subject to possible redemption - December 31, 2022	$46,828,833
Plus:
Accretion of carrying value to redemption value	8,920,393
Redemption of public stockholders	(46,921,772)
Common stock subject to possible redemption - December 31, 2023	$8,827,454
Plus:
Accretion of carrying value to redemption value	111,076
Common stock subject to possible redemption - March 31, 2024	$8,938,530

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

The Initial Shareholders have agreed to forfeit up to 187,500 Founder Shares to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriter’s partial exercise of the over-allotment option on October 4, 2022, 119,250 shares of the Founder Shares were forfeited for no consideration on October 7, 2022 resulting in 1,318,250 Founder Shares outstanding after the forfeiture.

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

Due to Related Party

The Company received additional funds from the Sponsor to finance term extension fees and working capital needs. As of March 31, 2024 and December 31, 2023, the amount due to related party was $100,494 and $65,726, respectively.

Promissory Note — Related Party

The Company received $155,025 from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On October 7, 2022, the Sponsor converted the outstanding balance of $155,025 to a promissory note (the “2022 Promissory Note”). The 2022 Promissory Note is unsecured, interest-free and due on the earlier of June 29, 2023 (or such later date if the Company extends the time frame to complete a business combination) or the date the Company consummates a business combination.

On March 22, 2023, June 26, 2023, September 12, 2023, September 26, 2023 and October 26, 2023, the Sponsor loaned the Company $200,000, $240,000, $150,000, $47,227 and $145,000 (collectively the “2023 Promissory Notes”), respectively, to be used, in part, for extension deposits. Each Promissory Note is unsecured, interest-free and due on the date the Company consummates a business combination.

As of March 31, 2024 and December 31, 2023, $937,252 was outstanding under the 2022 and 2023 Promissory Notes.

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

As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the working capital loans.

Administrative Services Agreement

The Company entered into an Administrative Service Agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, administrative and support services. The monthly fees will be ceased upon completion of an initial Business Combination or liquidation. For the three months ended March 31, 2024 and 2023, the Company incurred $30,000 each period in fees for these services. As of March 31, 2024 and December 31, 2023, total accrued expenses-related party were $178,387 and $148,387, respectively.

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

Note 7 — Stockholders’ Deficit

Common Stock — The Company is authorized to issue 16,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the common stock are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 shares of common stock issued and outstanding, of which an aggregate of up to 187,500 Founder Shares are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full, so that the Initial Stockholders will collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Initial Stockholders do not purchase any Public Shares in the IPO and excluding the Private Units). As a result of the underwriter’s partial exercise of the over-allotment option on October 4, 2022, 119,250 shares of the Founder Shares were forfeited for no consideration on October 7, 2022. As of March 31, 2024 and December 31, 2023, there were 1,662,623 shares of common stock issued and outstanding (excluding 837,857 shares subject to possible redemption).

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

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the shares of common stock underlying the rights. As of March 31, 2024 and December 31, 2023, there were 5,542,373 rights issued and outstanding.

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

The Private Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the IPO except that the Private Warrants will be entitled to registration rights. The Private Warrants (including the common stock issuable upon exercise of the Private Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination except to permitted transferees. As of March 31, 2024 and December 31, 2023, there were 5,542,373 warrants issued and outstanding.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	March 31, 2024	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	9,440,722	9,440,722	—	—

	December 31, 2023	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Marketable securities held in trust account	9,299,336	9,299,336	—	—

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent event that require disclosure in the financial statements.

The Sponsor made a monthly deposit of $20,000 into the Trust Account from April 2024 to July 2024 and extended the period of time the Company has to consummate an initial Business Combination from May 4, 2024 to August 4, 2024.

On April 23, 2024, Del Mar Global Advisors Limited agreed to loan the Company $900,000, to be used to fund the extension of the Company, transaction costs related to the Business Combination, and other operational expenses of the Company (the “Del Mar Promissory Note”). The Del Mar Promissory Note is unsecured, interest-free and due upon the consummation of the Company’s business combination.

On April 30, 2024, June 4, 2024 and July 3, 2024, the Sponsor loaned the Company $20,000 each time, to be used to fund the extension of the Company. The promissory notes are unsecured, interest-free and due upon the consummation of the Company’s business combination.

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

On November 29, 2023, the Sponsor made a deposit of $63,129 (which did not reflect a reduction of $38,043 extension fee as a result of the Company’s December 2023 public shares redemption) into the Trust Account and extended the period of time the Company has to consummate an initial Business Combination from December 4, 2023 to January 4, 2024.

The Sponsor made a monthly deposit of $20,000 into the Trust Account from December 2023 to July 2024 and extended the period of time the Company has to consummate an initial Business Combination from January 4, 2024 to August 4, 2024.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through March 31, 2024 were organizational activities and those necessary to prepare for our IPO, which is described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on investments held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2024, we had a net loss of $3,055, which consisted of loss of $100,231 derived from general and administrative expenses of $94,131 and franchise tax expense of $6,100, and income tax expense of $24,210, offset by interest earned on investments held in the Trust Account of $121,386.

For the three months ended March 31, 2023, we had a net loss of $224,171, which consisted of loss of $679,020 derived from general and administrative expenses of $666,320 and franchise tax expense of $12,700, and income tax expense of $117,533, offset by interest earned on investments held in the Trust Account of $572,382.

For the three months ended March 31, 2024, cash balance was decreased by $2,913, which consisted of cash used in operating activities of $2,913.

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

As of March 31, 2024, the Company had $6,309 of cash held outside its Trust Account and a working capital deficit of $2,981,617. On March 22, 2023, June 26, 2023, September 12, 2023, September 26, 2023 and October 26, 2023, the Sponsor loaned the Company $200,000, $240,000, $150,000, $47,227, and $145,000, respectively, to be used, in part, for extension deposits. As a result of the Sponsor’s deposit of $63,129 each time to the Trust Account on October 31, 2023 and November 29, 2023, and the monthly deposits of $20,000 into the Trust Account from December 2023 to July 2024, the Company has until August 4, 2024 (unless the Company further extends the time to complete a Business Combination) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Notes – Related Party

The Company received $155,025 from the Sponsor at the closing of IPO to finance transaction costs in connection with searching for a target business. On October 7, 2022, the Sponsor converted the outstanding balance of $155,025 to a promissory note (the “2022 Promissory Note”). On March 22, 2023, June 26, 2023, September 12, 2023, September 26, 2023, and October 26, 2023, the Sponsor loaned the Company $200,000, $240,000, $150,000, $47,227 and $145,000 (collectively the “2023 Promissory Notes”), respectively, to be used, in part, for extension deposits. Each of the 2023 Promissory Notes is unsecured, interest-free and due on the date the Company consummates a business combination.  As of March 31, 2024 and December 31, 2023, $937,252 was outstanding under the 2022 and 2023 Promissory Notes.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item. We have provided a comprehensive list of risk factors in the final prospectus for our IPO as filed with the SEC on October 3, 2022, and the Proxy Statements as filed with the SEC on June 13, 2023 and August 21, 2023.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
3.2	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.3	Specimen Warrant Certificate(incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
4.6	Form of Rights Agreement between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.1	Promissory Note, dated as of September 5, 2021 issued to Qomolangma Investments LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.2*	Promissory Note, dated as of October 7, 2022 issued to Qomolangma Investments LLC.
10.3*	Promissory Note, dated as of March 22, 2023 issued to Qomolangma Investments LLC.
10.4*	Promissory Note, dated as of June 26, 2023 issued to Qomolangma Investments LLC.
10.5*	Promissory Note, dated as of September 12, 2023 issued to Qomolangma Investments LLC.
10.6*	Promissory Note, dated as of September 26, 2023 issued to Qomolangma Investments LLC.
10.7*	Promissory Note, dated as of October 26, 2023 issued to Qomolangma Investments LLC.
10.8*	Promissory Note, dated as of April 23, 2024 issued to Del Mar Global Advisors Limited.
10.9*	Promissory Note, dated as of April 30, 2024 issued to Qomolangma Investments LLC.
10.10*	Promissory Note, dated as of June 4, 2024 issued to Qomolangma Investments LLC.
10.11	Form of Letter Agreement among the Registrant, and its officers, directors and Qomolangma Investments LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.12	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.13	Form of Registration Rights Agreement between the Registrant and certain security holders (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).

10.14	Subscription Agreement, dated September 25, 2021 between the Registrant and Qomolangma Investments LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.15	Subscription Agreement, dated September 25, 2021 between the Registrant and Jonathan Myers (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.16	Subscription Agreement, dated September 25, 2021 between the Registrant and Hao Shen (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.17	Subscription Agreement, dated September 25, 2021 between the Registrant and Jialuan Ma (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.18	Subscription Agreement, dated September 25, 2021 between the Registrant and Yong Seog Jung (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.19	Subscription Agreement, dated September 25, 2021 between the Registrant and Lin Shi (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.20	Private Placement Units Purchase Agreement between the Registrant and Qomolangma Investments LLC (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.21	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
10.22	Form of Administrative Services Agreement, by and between the Registrant and Qomolangma Investments LLC (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on September 26, 2022).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QOMOLANGMA ACQUISITION CORP.

Date: July 25, 2024	By:	/s/ Jonathan P. Myers
	Name:	Jonathan P. Myers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2024	By:	/s/ Hao Shen
	Name:	Hao Shen
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)